Form 10-K
period 2009-12-31
VITAMIN BLUE, INC.
filed 2011-05-25
CIK 1483623

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

                                             VITAMIN BLUE, INC.
(Exact name of Registrant as specified in its charter)
Delaware	33-0858127
(State of incorporation)	(IRS Employer Identification Number)

1005 West 18th Street
Costa Mesa, CA 92627
(Address of principal executive offices)	92627
(Zip Code)

Registrant's telephone number, including area code:   (949) 645-4592

Securities registered pursuant to Section 12(b) of the Act: Common stock, $0.0001 par value per share

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes __   No X

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [X]      No

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]     No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]
                            (Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes      No [X]

As the Registrant’s common stock did not trade publicly in 2009, there is no aggregate market value of the voting Common Stock held by non-affiliates on June 30, 2009 (the last business day of our most recently completed second fiscal quarter).

As of May 23, 2011, the Registrant had 526,525,000 shares of Common Stock outstanding.

PART I

ITEM 1.  BUSINESS

Our Company

Vitamin Blue, Inc., was incorporated in Delaware on May 25, 1999, under the name Under The Influence, Inc., our name was changed to Vitamin Blue, Inc., by amendment to the Certificate of Incorporation effective on May 3, 2007.  Our principal executive offices are located at 1005 West 18th Street, Costa Mesa, CA 92627 and our telephone number is (949) 645-4592.  This area of California is the hub of the surfing industry.  Vitamin Blue, Inc. designs, manufactures, and distributes surf wear (board shorts, t-shirts and fleece jackets) and surfing accessories (surf boards bags, roof rack pad and surf backpacks).  Our Company is focused on becoming a board sport brand of long-term excellence by its commitment to producing innovative products of quality and athletic performance, and continuing to develop a good reputation with its retailers to deliver on time.  We are an authentic source for unique, functional and diverse surf products.

In pursuing a strategy of building and maintaining a strong foundation at the core surf market level, we have began the important first step in this strategy by distributing product to surfboard manufacturers and surf shops.  We intend to leverage this foundation by expanding product offerings and increasing brand penetration into the mainstream.  Our product distribution will extend into specialty stores and department stores.  In order to maintain long-term brand awareness we will continue to stay true to our surfing roots as an authentic source for surf products by supporting the core of the sport through sponsorship of athletes, competitions and other grassroots activities, thereby maintaining a strong foundation in the surf industry.

We manufacturer most of our surfing accessories and nearly all of our surf wear in-house.  Only the manufacturing of surfboard bags and the sewing of board shorts (surf trunks) are outsourced.

Overview of Our Businesses

Vitamin Blue, Inc. designs, manufactures, and distributes surf wear and surfing accessories.  Our Company is focused on becoming a board sport brand of long-term excellence by its commitment to producing innovative products of quality and athletic performance, and continuing to develop a good reputation with its retailers to deliver on time.  Vitamin Blue, Inc. is an authentic source for unique, functional and diverse surf products.

In pursuing a strategy of building and maintaining a strong foundation at the core surf market level, we have began the important first step in this strategy by distributing product to surfboard manufacturers and surf shops.  We intend to leverage this foundation by expanding product offerings and increasing brand penetration into the mainstream. Our product distribution will extend into specialty stores and department stores.  In order to maintain long-term brand awareness Vitamin Blue, Inc. will continue to stay true to its surfing roots as an authentic source for surf products by supporting the core of the sport through sponsorship of athletes, competitions and other grassroots activities, thereby maintaining a strong foundation in the surf industry.

We manufacturer most of our surfing accessories and nearly all of its surf wear in-house.  Only the manufacturing of surfboard bags and the sewing of board shorts (surf trunks) are outsourced.

The primary focus of Vitamin Blue (the “Company”) is surf wear and surfing accessories. The Company began operations in 1999 and is located in Costa Mesa, Orange County, California, the epicenter of board sports culture.

Vitamin Blue has launched product lines annually beginning in the summer of 2000.  The Company has concentrated its sales and marketing efforts along the entire coastline of California, into northern Baja California (Mexico), Hawaii and the Eastern coastline.  Initial distribution has centered on surfboard manufacturers and surf shops (the core surf market).

Vitamin Blue’s strategy is to build brand recognition in the core surf market with the aim of enhancing long-term growth potential. The Company intends to leverage the brand by expanding product offerings that appeal to board sport participants and increasing brand penetration into the mainstream to attract those who affiliate themselves with the action sports lifestyle. Distribution will extend to include specialty stores and department stores. Vitamin Blue will maintain its image by staying true to its surfing roots through the sponsorship of athletes, competitions, and other grassroots activities.

INDUSTRY OVERVIEW

In the United States, surf/skate sales for 2008 exceeded $7.2 billion.  Approximately, 17 percent of sales ($2.4 billion) occurred in the west coast.  The surf industry had shown substantial growth of 10 percent for the previous five years.  Source:  2008 Surf Industry Manufacturers Association (SIMA) Distribution study.  Sales are expected to grow steadily over the next several years.  Strong market growth can be attributed to a number of factors including the all time high popularity level of outdoor, individual extreme action sports among the general population, and benefits from shifting demographics, as the teenage population will grow faster than the rest of the population.  With over half of the world’s population under 25 years old, it is the largest teen population in history.  In addition, with the overall population pursuing a more physically active lifestyle than ever before, it is not uncommon for an entire family living in or near beach communities to surf together.  This sport has attracted new comers, from young sons and daughters to middle aged fathers and mothers.

Historically, the most frequent buyers of surf wear and surfing accessories were teenage and young adult males.  However, in recent years, the market has expanded to include surf wear for teenage girls, women, children and toddlers.

The first evidence of surfing was in 1500 in Hawaii, when Polynesians arrived.  Surfing became a well-known sport in 1912, when surf Olympian Duke Kahanamoku introduced the activity around the world.  After World War II, surfboards were created from styrofoam, polyester resin and fiberglass.  The new materials contributed to the growth of the sport.

In the late 1950’s and early 1960’s, surfing grew more popular with television shows like ABC’s Wide World of Sports and movies such as Endless Summer, Gidget and Beach Blanket Bingo.  In recent years, surfing has become one of the fastest growing sports in the United States.

In the beginning, the only surfing accessory available was a surfboard.  Surfing apparel was extremely bulky and made from inflexible material such as canvas.  Early surf manufacturers included Hang Ten, Birdwell Beach Britches, and Kanvas by Katin.  Today’s competitors in the surf industry include Quiksilver (ZQK), Billabong Intl (AU:BBG), Volcom Inc (VLCM), and Hurley a division of Nike (NKE) among others.  Today’s surf companies offer a complete line of casual apparel for every season of the year.  A line of surfing accessory products is also offered.

The surf/skate market in the United States is in excess of $7.2 billion annually.  The industry has taken its casual clothing and innovative surf products across the globe.

Opportunities for growth exist over the next several years due to shifting demographics; the teenage population, the “Generation Y” group, is growing faster than the rest of the population.  With over half the world’s population under 25 years old, it will be the largest teen population in history.  This group is an important demographic to target because it is a major participant in the action sports (i.e., surfing) market and it has influence on fashion trends for older consumers such as Gen-Xers (persons born between 1965 and 1976) and Baby Boomers (1946 through 1964).

COMPANY STRATEGY

Vitamin Blue intends to become a brand of long-term excellence and a leader in the surf industry by offering innovative quality products, exceptional service, timely delivery, aggressive grassroots marketing, word-of-mouth and print advertising.

The key points of the Company’s strategy are:

1)	Continue to Build a Surf Brand of Long-Term Excellence for the Vitamin Blue Name

Vitamin Blue management will present the surf industry with an excellent image by offering superior quality products and customer service.  Branding the Company’s name and image will employ traditional marketing methods such as core consumer magazines, trade magazines, trade shows, promotional goods, and sponsorship of top-performing athletes as well as more aggressive grassroots marketing strategies.

Finally, and most importantly, the Company will create a positive consumer experience by offering surf products known for their functionality, athletic performance, longevity and value.

2)	Concentrate on Five Main Value Chain Elements: Product, Quality, Image, Distribution, and Delivery.

Product.  The main thrust of Vitamin Blue’s strategy will revolve around the fashion, function and performance of their products.  Putting a product on the market that does not perform its function properly can lead to a rapid demise of the company.  Therefore, in order to ensure that all product designs from Vitamin Blue meet the demands for which they are intended, surfers assist in the design of the surf wear and surfing accessory products.

Quality.  From the very beginning, Vitamin Blue has made quality a priority.  The Company does not intend to be a low-cost producer, but rather a leader in quality. These attributes stem directly from the quality that is built into every pair of board shorts, t-shirt, fleece, surfboard bag, roof rack pads and other items marketed by the Company.

Image.  Effectively, surfing only takes place in coastal communities throughout the world.  Yet, the surfing image can be seen in schools, malls and backyards in every different nook and cranny across North America as well as other places throughout the world.

Vitamin Blue is based on surfing, yet none of its revenue comes from surfboards. Rather, the Company intends to serve both the board sport participant and those who affiliate themselves with the action sports lifestyle by cultivating the surfer image with its uniquely designed and colorful surf wear.

Distribution.  Vitamin Blue is in the process of cultivating a variety of distribution channels (i.e., Specialty Shops, Department Stores) to make its product available to as many consumers as possible.  Currently, it distributes its product through the core distribution channels, surfboard manufacturers and surf shops.

DISTRIBUTION CHANNELS

Vitamin Blue will cultivate a variety of distribution channels in order to make its products available to a large group of consumers.  However, the Company will steer clear of low-end channels (i.e., mass merchandisers and membership club stores) so as not to diminish the quality and image of the products and brand name.  It is difficult to sell product at full price when consumers can purchase it in discount outlets.

The primary distribution efforts will focus on retail outlets in North America (U.S., Canada, and Mexico).  As the Company continues to successfully grow, future plans are to penetrate Europe with an emphasis on France, United Kingdom, Spain, Italy, and Germany.  Finally, Vitamin Blue will continue to build on the success of its expansion by penetrating parts of other markets such as Japan and Australia.

There are four types of retail outlets that Vitamin Blue intends to market to: surfboard manufacturers, surf shops, specialty stores, and department stores.

Surfboard Manufacturers

This retail outlet generally consists of single shops, where surfboards are designed, manufactured and marketed.  These shops are located in or near beach communities.  This distribution channel is focused on the central surf market.  They are the genuine source for surfing accessories.  Gaining and maintaining a presence within this group is one of the cornerstones to building long-term brand recognition in the core surf market. Among Vitamin Blue’s business relationships are world-renowned surfboard manufacturers such as Hap Jacobs, Bing Surfboards, Bark Boards and Ron House Shapes, Dewey Weber, Stewart Surfboards, Vitamin Blue distributes surfing accessories through this retail outlet.

Surf Shops

This distribution channel consists of single to multiple retail outlets, located in or near beach communities, focused on the central surf market.  Surf shops are an authentic retail source for complete lines of surf wear and surfing accessory products.  Gaining and maintaining a presence within this segment is also one of the cornerstones to building long-term brand recognition in the core surf market. Business relationships from coast to coast have been established through this distribution channel. Some include Freeline Design (Santa Cruz, California), The Frog House (Newport Beach, California), Infinity Surfboards (Dana Point, California), Legends Surf (Carlsbad, California), Hi-Tech Surf Sports (Maui, Hawaii), Second Wind Sail and Surf (Maui, Hawaii), Hawaiian Island Surf and Sport (Maui, Hawaii) Kennedy Surfboards (Woodland Hills, California), Malibu Surf Shack, (Malibu, California), E.T. Surf (Hermosa Beach, California), Spyder (Hermosa Beach, California), Costa Azul (Laguna Beach, California), Icons of Surf (San Clemente, California), Encinitas Surfboards (Encinitas, California), Nor Easter Surf Shop (Scituate, Massachusetts), Air & Speed Surf Shop (Montauk, New York), Xtreme Surf & Sport (East Northport, New York), and Marsh’s Surf Shop (Atlantic Beach, North Carolina).  Vitamin Blue distributes its complete line of products from surf wear to surfing accessories through this outlet.

Specialty Stores

Consisting of single, regional and national stores, this type of retail outlet is generally located in or near beach or resort communities, shopping centers and shopping malls.  This distribution channel emphasizes the mainstream market, those who affiliate themselves with the action sports lifestyle.  Make up of this type of retail outlet is primarily tourist/vacation shops, sporting good stores (i.e., Sports Chalet Inc-SPCHB) or regional and national retail stores (i.e., Pacific Sunwear of California-PSUN and Zumiez Inc-ZUMZ).  Vitamin Blue intends to use this type of retail outlet to distribute its surf wear.

Department Stores

This type of retail outlet generally has stores located within shopping malls nationwide. Such stores may include Bloomingdale’s, Macy’s, Saks Fifth Avenue, and Nordstrom.  This distribution channel also concentrates on the mainstream market, those who affiliate themselves with the action sports lifestyle.  Vitamin Blue intends to sell its surf wear through this type of retail outlet.

Delivery.  Vitamin Blue has set itself apart from the crowd by ensuring timely delivery of its products to retailers so they can sell them.  The Company has developed a reputation for on-time delivery that allows it to continue developing existing relationships and to cultivate new business relationships with new distributors.

Vitamin Blue believes that continuous focus on these five specific competencies will enable it to gain and maintain a leadership position in the surf industry, as well as make significant inroads into the mainstream clothing industry.

3)	Continue to Establish and Maintain Longstanding Relationships with Surfboard Manufacturers and Surf Shops and Expand Product Distribution into Specialty Stores and Department Stores.

Vitamin Blue is currently executing on its strategy to establish business relationships with surfboard manufacturers and surf shops thereby enabling the company to raise and maintain awareness of the brand. Our objectives are to secure a market presence at this core level and leverage this strong foundation into the mainstream clothing industry through specialty stores and department stores.

4)	Continue the Aggressive Grassroots Marketing Strategy.

To initiate presence in the industry, Vitamin Blue has relied on aggressive grassroots marketing.  One of the most successful efforts has been performed by the Company’s street teams, which have blanketed coastal community traffic signs with Vitamin Blue stickers, thereby transforming these signs into advertising billboards.  In addition, the Company sponsors a team of up-and-coming professional surfers, numerous surf competitions, beginner surf camps, surf clubs, and high school surf teams.

5)	Build the Business Infrastructure Necessary to Support the Company’s Planned Growth.

Vitamin Blue has developed a business model that can accommodate the exceptional growth and serve its expanding customer base.  The Company will continue to invest in its infrastructure by securing intelligent and tenacious management, sales and staff personnel.  It is believed that the development of this infrastructure will allow Vitamin Blue to continue to effectively manage its rapidly growing business operations.

Surf wear for Men and Women

Product designs are developed to appeal to preferences of active surfers.  Innovative designs, active fabrics, and quality are combined with fashion, functionality and athletic performance.  The Company has distinguished its surf wear line with the use of high-quality quick drying fabrics, triple stitching along the seams, Velcro® and Lycra® closing board shorts (surf trunks), and a unique design feature called the “key safe”. The key safe is a small Velcro® pocket on the back inner waistband of the shorts that provides safe key storage during surfing, wake boarding, swimming, etc.

T-Shirts made of quality 100% heavy cotton are offered.  The shirts are made loose fitting and offered in a variety of colors with various surf graphics depicted.

Pullover hooded fleece made of 80% cotton and 20% polyester is also offered.

Surfing Accessories

Included among these products are:

	Surfboard Travel Bags, which offer surfboard protection and can be used daily or for long distance surf trips.

	Surf Gear Travel Bags, which are duffle bags used to carry surfing essentials on surf trips.

	Surf Backpacks, which are specially, designed wet bag backpacks for wetsuit storage.

	Roof-Rack Pads, used on existing car roof racks for surfboard protection and security on daily surf outings.

Operations and Manufacturing

Another essential competency for Vitamin Blue is in operations.  Vitamin Blue conducts design, marketing, distribution and nearly all manufacturing in-house for all of its products. The sewing of board shorts (surf trunks) and the manufacturing of surfboard bags are the only functions outsourced.  By outsourcing these two product categories Vitamin Blue only engages in its core competencies.  The Company continually improves its processes to excel on the design quality and timely delivery of its products.

Sales and Marketing

The Company’s marketing programs share a coherent vision in promoting its image and products to consumers and wholesale accounts.  Key elements of Vitamin Blue’s public relations and advertising efforts include:

•	Print advertising (i.e., Eastern Surf Magazine, Bliss Magazine)

•	Trade Shows (Surf Expo)

•	Industry – Specific events sponsorship (Surf Contests and Surf Camps)

•	Promotional goods

KEY RELATIONSHIPS

The Company believes that establishing, building and maintaining longstanding relationships with surfboard manufacturers and surf shops through innovative quality products and exceptional service are critical to its success in building long-term brand growth.  To strengthen its execution capabilities and increase brand name awareness, Vitamin Blue is actively pursuing strategic business and marketing alliances with select partners.

Competition

We are subject to significant competition that could impact our ability to gain market share, win business and increase the price of our products. We face strong competition from a wide variety of firms, including large, retail box or discount as well as small businesses.

Quicksilver, Inc., (ZQK) a publicly traded company based in Huntington Beach, California, is a manufacturer of surf wear and surfing accessories.  The company’s products are carried in surf shops, specialty stores, department stores and its own Boardriders Club stores throughout the world.  This company is managed and operated by surfers, and generates approximately $2 billion in sales annually.

Billabong Intl, (AU:BGG) publicly trades on the Australian Stock Exchange, however, it is based in Irvine, California.  The company manufactures surf wear and surfing accessories for boys, men, and girls. In 1983, Bob Hurley purchased the licensing rights to market Billabong in North America.  He was instrumental in bringing the company to its current level of success.  In 1999, Mr. Hurley relinquished the license and began his own company, Hurley. Billabong is run by surfers and generates over $1 billion annually in revenue.

Hurley, based in Costa Mesa, California, manufactures surf wear and surfing accessories for boys, men and girls.  The Company is managed and operated by a surfer, Bob Hurley.  In February 2002, Hurley was purchased by Nike, Inc. (NKE). Terms of the transaction were not disclosed.

Volcom Inc., (VLMC) a publicly traded company located in Costa Mesa, California, manufactures young men’s and young women’s clothing and accessories.  The company’s products are carried in board sports retailers, specialty stores and department stores.  Volcom produces over $300 million in sales annually.  The company was founded by surfers and is managed by surfers.

Vitamin Blue has taken a very assertive stance and has earned an entry position in the surf industry. By currently distributing its products to surfboard manufacturers and surf shops, Vitamin Blue has initiated the steps necessary in building long-term brand awareness. Since 1999 the company has experienced positive sales growth each year.

Regulation

None

Employees

As of December 31, 2009, we had neither full-time employees nor any part-time employees other than Frank D. Ornelas, our President and Chief Executive Officer.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

Certain statements in this report on Form 10-K contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", or "the Company believes", or other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

Additional risks and uncertainties not currently known or deemed to be immaterial also may materially adversely affect the business, financial condition and/or operating results.

RISK FACTORS

Our business, industry and common stock are subject to numerous risks and uncertainties.  Any of the following risks, if realized, could materially and adversely affect our revenues, operating results, profitability, financial condition, prospects for future development, growth and overall business, as well as the value of our common stock.

INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE, SUBJECT TO NUMEROUS AND SUBSTANTIAL RISKS, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY AND MANY OF WHICH CANNOT BE REASONABLE ASCERTAINED OR QUANTIFIED AT THIS TIME.  THE SHARES ARE SUITABLE ONLY AS AN INVESTMENT FOR THOSE WHO ARE ABLE TO AFFORD A COMPLETE LOSS OF THEIR INVESTMENT.  THEREFORE, PROSPECTIVE SUBSCRIBERS SHOULD CAREFULLY CONSIDER THE RISK FACTORS RELATING TO THE PROPOSED ACTIVITIES OF THE COMPANY AND THE PURCHASE OF ITS SHARES, INCLUDING BUT NOT LIMITED TO, THOSE CERTAIN RISK FACTORS DISCUSSED BELOW, AND SHOULD CONSULT THEIR LEGAL, TAX AND BUSINESS ADVISORS.

THE RISK FACTORS HEREINAFTER SET FORTH IN THIS SECTION ARE NOT INTENDED TO BE A COMPLETE LIST OF THE RISKS RELATING TO AN INVESTMENT IN THE SHARES.  THERE ARE CONTAINED THROUGHOUT THIS REPORT OTHER RISK FACTORS IMPACTING UPON YOUR INVESTMENT DECISION.

Any investment in our common stock involves a high degree of risk.  Prospective investors should carefully consider the following information about these risks, together with the other information contained in this Report, before they decide whether to buy any shares.  If any of the following risks occur, the business, and the results of operations and financial condition, would likely suffer.

The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties, including those not presently known to us or that we presently deem immaterial, may also result in decreased revenue, increased expenses, or other events that could result in a decline in the price of the common stock.

We have limited operating history and results; prior losses and no independent operations

The accumulated net losses since inception on May 25, 1999 to December 31, 2009 have amounted to $273,494. There can be no assurance as to when or whether we will be able to achieve sustained and growing operating revenues.  Or if operating revenues are achieved, there can be no assurance they can be sustained.  For additional information please refer to our financial statements with notes that appear elsewhere in this Report.

RISKS RELATED TO OUR BUSINESS

We can give no assurance that a sufficient level of sales will be attained by us in our operations within the foreseeable future, which will enable us to fund our business and undertake our expansion plans.  We may face unbudgeted costs, delays and difficulties’ executing our business plan, as is frequently encountered by similarly situated companies.  We are aware that there may be changes in economic, regulatory or competitive conditions that may lead to increased costs.  All of these factors may culminate in circumstances that could make funds generated by our operations insufficient to fund our cash requirements for the next twelve months and beyond.  We may determine that it is in our best interests to expand more rapidly than currently intended, in which case we will need additional financing.

The Company may in the future be required to pursue additional securities offerings publicly or privately to finance unanticipated capital costs and working capital needs and potential expansion.  These offerings may be made from time-to-time over an indefinite period and will result in a dilution of the shareholders’ interest prior to the offering.  Operations thereafter may depend upon the level of business revenues and the continued availability of investment capital.  If operating revenues are insufficient to continue the Company’s operations, additional funds will have to be raised through loans or other financing, and there can be no assurance that any such financing will be obtained on favorable terms, if at all.

The Company shall have the right to issue, in the aggregate, a number of shares equal to the difference between the number of issued and outstanding shares and the number of shares authorized by its Certificate of Incorporation.

Any new issuance of equity stock of the Company will have the effect of diluting the percentage interest of a shareholder for purposes of allocations of equity and distributions.

Additional financing may not be available when needed or may not be available on terms acceptable to us.  If additional funds are raised by issuing equity securities, stockholders may incur dilution.  If adequate financing is not available, we may be required to delay, scale back or eliminate one or more of our product development programs or otherwise limit the development and marketing of our products, which could materially and adversely affect our business, results of operation and financial condition.

Our Independent Registered Accountants’ Report states that there is a substantial doubt that we will be able to continue as a going concern

Our independent registered public accountants, state in their audit report, that the Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.

Our future operating results are likely to fluctuate.

Our quarterly and annual operating revenues, expenses and operating results may fluctuate due to a variety of factors, many of which are beyond our control, including:

•	The timing of orders from, and shipments to, significant customers
•	The timing of new product introductions by us or our competitors
•	Variations in the mix of products sold by us or our competitors
•	The timely payment of our invoices
•	Possible decreases in average selling prices of our products in response to competitive pressures
•	Market acceptance for new lines of our products
•	Fluctuations in general economic conditions

Due to all of the foregoing factors, we do not believe that period-to-period comparisons of our historical results of operations are indications of future performance.  Furthermore, it is possible that in some future quarters our results of operations may fall below the expectations of securities analysis and investors.  In such event, the price of our stock, when trading and listed, will likely be materially and adversely affected.

We are and will continue to be dependent upon key personnel

We depend to a significant extent upon our President, Frank D. Ornelas and we will depend upon new and additional senior management, sales and marketing personnel.  The competition for such personnel is intense.  Our growth and future success will depend to a large extent on our ability to attract and retain highly qualified personnel.  We do not have employment agreements with our President.  The loss of our President or the inability to hire or retain qualified personnel could have a material adverse effect upon our business and operating results.  In addition, if we are unable to hire additional personnel as needed, we may not be able to adequately manage our operations or implement our plans for expansion growth.  We may not be able to attract and retain the qualified personnel necessary for the development of our business which would have a material adverse effect on our business, products and services and our business operating results, and financial condition.

Our sole officer and director is not covered by an employment contract and he can terminate his relationship with us at any time.  He is not subject to non-competition agreements which would survive termination of employment.  We do not have “key person” insurance coverage for the loss of any of Mr. Ornelas.

Our operations have been and will continue to be dependent on the efforts of Frank D. Ornelas, our President, Chief Executive Officer, Secretary and Treasurer and the sole member of our Board of Directors;  The development of our products and services, as well as the development of improvements to our products and services is dependent on retaining the services of qualified personnel who were involved in the development of our products and services.  The loss of key management, the inability to secure or retain such key personnel with unique knowledge of our products and services and the technology and programming employed as part of our products and services, or an inability to attract and retain sufficient numbers of other qualified personnel would adversely affect our business, products, and services and could have a material adverse effect on our business, operating results, and financial condition.

Our Sole Officer has no experience in managing a public company

Our sole officer has no previous experience in managing a public company, and we do not have any employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.  During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

We are subject to substantial competition.

We are subject to significant competition that could harm our ability to win business and increase the price pressure on our products. We face strong competition from a wide variety of firms, including large, firms. Most of our competitors have considerably greater financial, marketing and technological resources than we do, which may make it difficult to win new mandates and we may not be able to compete successfully. Certain competitors operate larger facilities and have longer operating histories and presence in key markets, greater name recognition and larger customer bases. As a result, these competitors may be able to adapt more quickly changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive.

We expect to make, strategic acquisitions and investments, and these activities involve risks and uncertainties.

In pursuing our business strategies, we continually review, evaluate and consider potential investments and acquisitions. In evaluating such transactions, we are required to make difficult judgments regarding the value of business opportunities, technologies and other assets, and the risks and cost of potential liabilities. Furthermore, acquisitions and investments involve certain other risks and uncertainties, including the difficulty in integrating newly-acquired businesses, the challenges in achieving strategic objectives and other benefits expected from acquisitions or investments, the diversion of our attention and resources from our operations and other initiatives, the potential impairment of acquired assets and the potential loss of key employees of the acquired businesses.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in the United States. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Additionally, changes in the geographic mix of our sales could also impact our tax liabilities and affect our income tax expense and profitability.

Risks Related to our Common Stock

Currently, there is no public market for our Common Stock, and there can be no assurance that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it will probably be subject to significant price fluctuations.

As of the filing date of this Report, there has not been any established trading market for our common stock, and there is currently no public market whatsoever for our common stock.  We intend to work with a market maker to file an application with FINRA so as to be able to quote the shares of our common stock on the OTC Bulletin Board (“OTCBB”) maintained by FINRA.  There can be no assurance as to whether such market maker will file the application or if that application will be accepted by FINRA.  We are not permitted to file such application on our own behalf.  If the application is accepted, there can be no assurances as to whether any market for our common stock will develop or the prices at which our common stock will trade.  If the application is accepted, we cannot predict the extent to which investor interest in us will result in the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, it is probable that our common stock will not be followed by any market analysts, and there may be few institutions acting as market makers for our common stock.  Either of these factors could adversely affect the liquidity and trading price of our common stock.  Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades will probably fluctuate significantly.  Prices for our common stock will be determined in the market and may be influenced by many factors, including the depth and liquidity of the market for our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these RISK FACTORS, investor perception, and general economic and market conditions.  No assurance can be given that an orderly or liquid market will develop for our common stock.  Because of the anticipated low price of our common stock, many brokerage firms may not be willing to effect transactions in our common stock.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 900,000,000 shares of common stock.  At present, there are 526,525,000 shares of our common stock issued and outstanding.  Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders.  Consequently, our stockholders may experience more dilution in their ownership of our common stocks in the future.

As our officers and directors own a significant percentage of our issued and outstanding common stock, any future sales of their shares may result in a decrease in the price of our common stock and the value of our stockholders’ investments.  Our sole officer and director, currently owns 510,000,000 shares of the total of 526,525,000issued and outstanding shares of our common stock.  Collectively, our sole officer and director owns 96.9% of our total outstanding shares of our common stock.

The possibility of future sales of significant amounts of shares held of our common stock by our officers and directors could decrease the market price of our common stock, if the market does not orderly adjust to the increase in shares of our common stock in the market.  In such event, the value of your investment in us will decrease.

If a market develops for our common stock, sales of our common stock in reliance on Rule 144 may reduce prices in that market by a material amount.

All of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted securities, those shares may be resold only pursuant to an effective registration statement or pursuant to the requirements of Rule 144 or other applicable exemptions from registration under that Act and as required under applicable state securities laws.  Rule 144 provides in essence that an affiliate (i.e., an officer, director, or control person) who has held restricted securities for a prescribed period under certain conditions, may sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of the issuer’s outstanding common stock.  The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders, as the OTCBB (if and when our common stock is listed thereon) is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only on the OTCBB.

Any trading market that may develop may be restricted because of state securities “Blue Sky” laws which prohibit trading absent compliance with individual state laws.

These restrictions may make it difficult or impossible to sell our common stock in those states.  There is no public market for our common stock and there can be no assurance that any public market will develop in the foreseeable future.  Transfers of our common stock may, also, be restricted under the securities laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such laws, our common stock may not be traded in such jurisdictions.  Because the shares of our common stock registered hereunder have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase such shares in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell and purchasers to purchase such shares.  These restrictions prohibit the secondary trading our common stock.  Investors should consider the secondary market for our securities to be limited.

We may acquire other companies or product lines

We may pursue acquisitions that could provide new products or businesses.  Future acquisitions may involve the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt or amortization of expenses related to good will and other intangible assets.

In addition, acquisitions involve numerous risks, including:

•	Difficulties in the assimilation of the operations, products and personnel of the acquired company.
•	The diversion of management’s attention from other business concerns
•	Risks of entering markets in which we have no or limited prior experience
•	The potential loss of key employees of ours or of the acquired company

We may acquire other companies or product lines

We may pursue acquisitions that could provide new products or businesses.  Future acquisitions may involve the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt or amortization of expenses related to good will and other intangible assets.

In addition, acquisitions involve numerous risks, including:

•	Difficulties in the assimilation of the operations, products and personnel of the acquired company.
•	The diversion of management’s attention from other business concerns
•	Risks of entering markets in which we have no or limited prior experience
•	The potential loss of key employees of ours or of the acquired company

We currently have no commitments with respect to any acquisition.  In the event that such an acquisition does occur and we are unable to successfully integrate businesses, products, or personnel that we acquire, our business, results of operations and financial condition could be materially adversely affected.

Because our sole officer and director, Frank Ornelas owns 96.9% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Ornelas are inconsistent with the interests of other stockholders.

Frank Ornelas, our sole officer and director, controls 96.9% of our issued and outstanding shares of common stock.  Accordingly, in accordance with our Certificate of Incorporation and Bylaws, Mr. Ornelas Is able to control who is elected to our Board of Directors and thus could act, or could have the power to act, as our management.  Since Mr. Ornelas is not simply a passive investor, but is also our sole officer, his interests as an executive officer may, at times, be adverse to those of passive investors.  Where those conflicts exist, our shareholders will be dependent upon Mr. Ornelas exercising, in a manner fair to all of our shareholders his fiduciary duties as an officer or as a member of our Board of Directors.  Also, due to his stock ownership position, Mr. Ornelas will have:  (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Certificate of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Ornelas to their detriment, and (iii) control over transactions between him and Mr. Ornelas.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to report accurately our financial results. This could have a material adverse effect on our share price.

Effective internal controls are necessary for us to provide accurate financial reports. We are in the process of documenting and testing our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes Oxley Act of 2002 and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on that assessment.  During the course of this documentation and testing, we may identify significant deficiencies or material weaknesses that we may be unable to remediate before the deadline for those reports.

There can be no assurance that we will maintain adequate controls over our financial processes and reporting in the future or that those controls will be adequate in all cases to uncover inaccurate or misleading financial information that could be reported by members of management. If our controls failed to identify any misreporting of financial information or our management or independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information and the trading price of our shares could drop significantly. In addition, we could be subject to sanctions or investigations by the stock exchange upon which our common stock may be listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;
•	cyclical nature of consumer spending;
•	interest rate changes;
•	changes in the market’s expectations about our operating results;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning our company or the defense industry in general;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	news reports relating to trends in our markets;
•	changes in laws and regulations affecting our business;
•	material announcements by us or our competitors;
•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;
•	general economic and political conditions such as recessions and acts of war or terrorism; and
•	other matters discussed in the risk factors.

Fluctuations in the price of our common stock could contribute to the loss of all or part of an investor’s investment in our company.

We currently do not intend to pay dividends on our common stock and consequently your only opportunity to achieve a return on your investment is if the price of common stock appreciates.

We currently do not plan to declare dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. Agreements governing future indebtedness will likely contain restrictions on our ability to pay cash dividends. Consequently, your only opportunity to achieve a return on your investment in the common stock of our company will be if the market price of our common stock appreciates and you sell your common stock at a profit.

In addition, we intend to retain earnings, if any, to provide funds for the implementation of our business plan.  We intend not to declare or pay any dividends in the foreseeable future.  Therefore, there can be no assurance that holders of our common stock will receive any additional cash, stock or other dividends on their shares of our common stock until we have funds which our Board of Directors determines can be allocated to dividends.  Investors that require liquidity should also not invest in our common stock.  There is no established trading market and should one develop it will likely be volatile and subject to minimal trading volumes.

Provisions in our certificate of incorporation and bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	provide that only our board of directors shall determine the number of directors and can fill vacancies on the board of directors;
•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;
•	limit the ability of our stockholders to call special meetings of stockholders;
•	Prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that the board of directors is expressly authorized to adopt, amend, or repeal our bylaws; and

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

These and other provisions contained in our amended and restated certificate of incorporation and bylaws could delay or discourage transactions involving an actual or potential change in control of us or our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current prices, and may limit the ability of stockholders to remove our current management or approve transactions that our stockholders may deem to be in their best interests and, therefore, could adversely affect the price of our common stock.

Risk Factor Related to Controls and Procedures

The Company has limited segregation of duties amongst its employees with respect to the Company's preparation and review of the Company's financial statements due to the limited number of employees, which is a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of the Company's stock.

Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, the Company and its independent public accounting firm have identified this as a material weakness in the Company's internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

ITEM 2. PROPERTIES

We sublease our facility on a month-to-month basis.  We believe that our current facilities are suitable and adequate to meet our current needs. We maintain insurance coverage against losses, including fire, casualty and theft, for each of our locations in amounts we believe to be adequate. Our headquarters are located at:  1005 West 18th Street, Costa Mesa, CA 92627.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The Company’s common stock is not publicly traded.

HOLDERS OF COMMON EQUITY.

 As of May 23, 2011, the number of record holders of our common shares was 28.

DIVIDEND INFORMATION.

To date, the Company has never paid a dividend. We have no plans to pay any dividends on common stock in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

SALE OF UNREGISTERED SECURITIES.

On November 12, 2009, the Company issued 5 million common stock shares from common stock subscriptions for the sum of $10,000.

DESCRIPTION OF SECURITIES

Our authorized capital stock consists of 1 billion shares including 900 million shares of common stock, par value $.0001 per share and 100 million shares of preferred stock, par value $.0001 per share.

COMMON STOCK

Our common stock is not traded on any market or recognized exchange.

Holders of common stock are entitled to one vote per share on matters submitted to a vote of stockholders. Holders of common stock do not have cumulative voting rights. Holders of the common stock are entitled to receive dividends as may be declared from time to time by our board of directors out of funds legally available for the payment of dividends, subject to the preferences that apply to any outstanding preferred stock. Upon our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and after giving effect to the liquidation preference of any outstanding preferred stock. The common stock has no preemptive or conversion rights and no additional subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and nonassessable.

PREFERRED STOCK

The Board of Directors expressly is authorized, subject to limitations prescribed by the Delaware General Corporation Law and the provisions of this Certificate of Incorporation, to provide, by resolution and by filing an amendment to the Certificate of Incorporation pursuant to the Delaware General Corporation Law, for the issuance from time to time of the shares of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences and other rights of the shares of each such series and to fix the qualifications, limitations and restrictions thereon, including, but without limiting the generality of the foregoing, the following:

a) the number of shares constituting that series and the distinctive designation of that series;

b) the dividend rate on the shares of that series, whether dividends shall be cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;

c) whether that series shall have voting rights, in addition to voting rights provided by law, and, if so, the terms of such voting rights;

d) whether that series shall have conversion privileges, and, if so, the terms and conditions of such conversion, including provisions for adjustment of the conversion rate in such events as the Board of        Directors shall determine;

e) whether or not the shares of that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

f) whether that series shall have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

g) the rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment of shares of that series; and

h) any other relative powers, preferences and rights of that series, and qualifications, limitations or restrictions on that series.

In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of Preferred Stock of each series shall be entitled to receive only such amount or amounts as shall have been fixed by the certificate of designations or by the resolution or resolutions of the Board of Directors providing for the issuance of such series.

The Company did not issue any stock options for the years ended December 31, 2009 and 2008.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	0

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

A number of the statements made by the Company in this report may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning the Company’s outlook, pricing trends and forces within the industry, the completion dates of capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially.  Among the factors that could cause a difference are:  changes in the general economy; changes in demand for the Company’s products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances.

This discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements and Risk Factors included in this filing.

Overview and Plan of Operation

Results of Operations 2009 Compared to 2008

Total revenues increased $2,561 (2.0%) for the year ended December 31, 2009 to $131,817 as compared to $129,256 for the year ended December 31, 2008.  In both 2009 and 2008 our sales growth was impacted primarily by our lack of new operational capital with which to execute our business plan.

Gross profit increased $1,591 (.6%) to $31,339 for the year ended December 31, 2009 as compared to $29,748 the same period in the prior year.  The increase is attributed to more efficient management of the manufacturing inventory.

Cost of sales for the year ended December 31, 2009 was $100,478, an increase of $970 from the cost of sales of $99,508 for the year ended December 31, 2008.  The gross profit for the year ended December 31, 2009 was $31,339, or 23.8% an increase of $1,591, or .8%, from the same period in 2008.  The increase is attributed to more efficient management of the manufacturing inventory.

Operations, including marketing, selling and general and administrative expenses for fiscal 2009 increased to $126,468 from $99,418 for fiscal 2008, an increase of $27,050. This 27.3% increase resulted primarily from new audit and accounting fees not incurred in the prior period.

Interest expense for fiscal 2009 totaled $11,512 an increase of $2,022 over fiscal 2008.  The increase in interest expense resulted from increased borrowing during 2009.

Net loss for fiscal 2009 was $108,477 as compared to a net loss of $82,258 for fiscal 2008.

Liquidity and Capital Resources

At December 31, 2009, we had an accumulated deficit of $(211,966), and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through investor and related party loans and through collection of our accounts receivable, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

As of December 31, 2009, our available balance of cash and cash equivalents was approximately $1,077.

We expect to put our present and anticipated capital resources to expanding our operations.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has incurred substantial losses, and will require financing for working capital to meet its operating obligations.  We anticipate that we will require financing on an ongoing basis for the foreseeable future.

If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

The Company currently has no other significant sources of working capital or cash commitments. However, no assurance can be given that the Company will raise sufficient funds from such financing arrangements, or that Company will ever produce sufficient revenues to sustain its operations, or that a market will develop for its common stock for which a significant amount of the Company’s financing is dependent upon.

During the year ended December 31, 2009, the Company had a net decrease in cash of $1,077.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $12,975 in cash for operating activities for the year ended December 31, 2009 as compared to $10,375 in the prior year.  Cash used for operating activities was increased by a reduction in inventory of $30,227.

Cash provided by financing activities. The Company generated $10,300 from financing activities for the year ended December 31, 2009 from common stock subscriptions.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2009.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”).  We recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.  Generally, we extend credit to our customers and do not require collateral.  We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations,.  We do not ship a product until we have either a purchase agreement or a payment arrangement.  This is a critical policy, because we want our accounting to show only sales which is “final” with a payment arrangement.

Reserve for Obsolete/Excess Inventory

Inventories are stated at the lower of cost or market.  We regularly review our inventories and, when required, will write down any excess or obsolete inventory based on factors that may impact the realizable value of our inventory including, but not limited to, market demand, regulatory requirements and significant changes in our cost structure.  If ultimate usage varies significantly from expected usage, or other factors arise that are significantly different than those anticipated by management, inventory write-downs or increases in reserves may be required.

Accounts Receivable

The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balances of the allowance account at December 31, 2009 and 2008 are $0 and $0, respectively.

Revenue Recognition

The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, and the fair value of stock options. Actual results could differ from those estimates.

Going Concern

The audited financial statements included with this Annual Report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the financial statements.

Impact of Recent Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended December 31, 2009, and no pronouncements were adopted during the period.

OFF BALANCE SHEET ARRANGEMENTS

During fiscal 2009 we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

On January 18, 2011, the Company filed Form 8-A for registration of its Common Stock with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  As the Company was not obligated to meet the reporting requirements of the Exchange Act until January 18, 2011, no evaluation of the Company’s disclosure controls and procedures prior to that date is required.  As such, the Company's Chief Executive Officer and Chief Financial Officer have not evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Sec. 240.13a-15(e) or 240.15d-15(e)) as of December 31, 2009.  The required evaluations will be conducted in the fiscal year ended December 31, 2011.

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting to a transition period established by rules of the Securities and Exchange Commission for newly public companies

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our board of directors consists of one director.  The following table sets forth certain information with respect to each executive officer and director of Vitamin Blue, Inc. following the distribution:

Name	Age	Position
Frank D. Ornelas	51	President, Secretary, Treasurer and sole Director

Frank Ornelas has served as President and Chief Executive Officer of Vitamin Blue since he founded the Company in 1999.

Committees of the Board of Directors

The Board of Directors currently does not have any committees and any such functions are carried out by the Board of Directors.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors.

Director Nominees

We do not have a nominating committee for the Board of Directors.

Nominating Committee

The Company does not have a standing nominating committee or a committee performing similar functions, as the Board of Directors consists of only one member.  Due to the Company’s size, it finds it difficult to attract individuals who would be willing to accept membership on the Company’s Board of Directors.  Therefore, with only one member of the Board of Directors, the full Board of Directors would participate in nominating candidates to the Board of Directors.  The Company did not have an annual meeting of shareholders in the past fiscal year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As the Company had no class of securities registered in 2009 under Section 12 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) Forms 3,4 or 5, as required by Section 16(a) of the Exchange Act were not required to be filed.

Code of Ethics

The Board of Directors adopted a Code of Ethics for its chief executive officer and chief financial officer and this Code of Ethics is filed as Exhibit 14 to this Company’s Report on Form-10-KSB.  The Code of Ethics will be provided to any person without charge, upon request. Requests should be directed to the Investor Relations Department at the Company's corporate headquarters.

Compensation of Directors

Our sole director did not receive compensation for his service as a director since inception May 25, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last three completed fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name	Year	Salary	Total Compensation
		($)	($)

Frank D. Ornelas	2009	$ 21,835	$ 21,835 (1)
President,	2008	$ 21,637	$ 21,637 (2)
Secretary and	2007	$ 17,072	$ 17,072
Chief Executive Officer
(1) Contributed services equaled $28,165.
(2) Contributed services equaled $28,363.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable

None	0	0	0	0 / 0

Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2009 and 2008.

EMPLOYMENT CONTRACTS

We have not entered into any employment agreement or consulting agreement with our sole officer/director.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  Our directors and executive officers may receive stock options at the discretion of our board of directors in the future.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the vent of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Plan for Compensating Officers and Directors During the Next 12 Months

We do not have a plan for compensating officers and directors during the next 12 months.  It is our intention that if before the end of the next 12 months the Company will start to generate revenue, the Company will then consider whether to provide compensation based on the projection of total revenues to be generated in the following 12 months to the officers but not to the directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of May 23, 2011 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of May 23, 2011 a total of 526,525,000 shares of common stock were outstanding. Each share of common stock common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of May 23, 2011 through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Position(s)	Title of Class	Common Stock Beneficially Owned	Percentage Ownership (1)

Frank D. Ornelas
President, Secretary	Common Stock	510,000,000	96.9%(2)
and Chief Executive Officer

All directors and executive
Officers as a group (1 persons)	Common Stock	510,000,000	96.9%

Ownership of Common Stock

(1) Percentage ownership for the Company’s Common Stock is based on 526,525,000 shares of Common Stock outstanding as of May 23, 2011.

(2) Total issued and outstanding equals 526,525,000 common stock shares as of May 23, 2011.  The total outstanding shares includes 16,525,000 common stock shares that are outstanding, but not issued, as the Company never printed or distributed stock certificates for these shares.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2008, Veronica Ornelas, the sister of the corporate president, loaned the Company $3,000 for operating expenses. The Company has imputed interest on this loan at a rate of 9% per annum.

During the years ended December 31, 2009 and 2008, Frank Ornelas, the Company’s Chief Executive Officer, contributed services to the Company valued at $28,165 and $28,363, respectively.

Director Independence

Vitamin Blue’s board of directors consists of Frank Ornelas.    Mr. Ornelas is not an “independent director” as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2009 and December 31, 2008 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2009	2008
Audit Fees	$27,248	$23,590
Audit - Related Fees	$2,923	-0-
Tax fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$30,171	$23,590

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List the following documents filed as part of the report

1.	All financial statements schedules required to be filed by Item 8 of this Report
2.	Those exhibits required by Item 601 of Regulation S-K (17 CFR 229.601 of this chapter) and by paragraph (b) below.

(b)	Exhibits

No.	Description

3.1	Amended and Restated Certificate of Incorporation (filed with the Commission as Exhibit 3.1 on Form 8-A12G, File No. 000-54247, filed on January 18, 2011 and is incorporated herein by reference.

3.2	By-laws (filed with the Commission as Exhibit 3.2 on Form 8-A12G, File No. 000-54247, filed on January 18, 2011 and is incorporated herein by reference.

4.1	Vitamin Blue, Inc. 2010 Stock Incentive Plan (filed with the Commission as Exhibit 4.1 on Form 8-A12G, File No. 000-54247, filed on January 18, 2011 and is incorporated herein by reference.

10.1	Promissory Note dated February 16, 2005 payable to Chester Massey for the principal sum of $60,000.

10.2	Promissory Note dated February 16, 2007 payable to Chester Massey for the principal sum of $50,000.

10.3	Convertible Promissory Note dated March 17, 2011 payable to James Yeung for the principal sum of $30,000.

10.4	Convertible Promissory Note dated March 17, 2011 payable to Carlthon Corp. for the principal sum of $10,000.

10.5	Convertible Promissory Note dated March 17, 2011 payable to Casprey Capital Corp. for the principal sum of $20,000.

14.	Code of Ethics

31.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitamin Blue Inc.

By:              /s/ Frank D. Ornelas
    Frank D. Ornelas
    President, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:              /s/Frank D. Ornelas                                                                                  Dated:              May 25, 2011
Frank D. Ornelas
President
Chief Executive Officer
Chief Financial Officer
Director

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (filed with the Commission as Exhibit 3.1 on Form 8-A12G, File No. 000-54247, filed on January 18, 2011 and is incorporated herein by reference.

3.2	By-laws (filed with the Commission as Exhibit 3.2 on Form 8-A12G, File No. 000-54247, filed on January 18, 2011 and is incorporated herein by reference.

4.1	Vitamin Blue, Inc. 2010 Stock Incentive Plan (filed with the Commission as Exhibit 4.1 on Form 8-A12G, File No. 000-54247, filed on January 18, 2011 and is incorporated herein by reference.

10.1	Promissory Note dated February 16, 2005 payable to Chester Massey for the principal sum of $60,000.

10.2	Promissory Note dated February 16, 2007 payable to Chester Massey for the principal sum of $50,000.

10.3	Convertible Promissory Note dated March 17, 2011 payable to James Yeung for the principal sum of $30,000.

10.4	Convertible Promissory Note dated March 17, 2011 payable to Carlthon Corp. for the principal sum of $10,000.

10.5	Convertible Promissory Note dated March 17, 2011 payable to Casprey Capital Corp. for the principal sum of $20,000.

14.	Code of Ethics

31.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Vitamin Blue, Inc.
Costa Mesa, California

We have audited the accompanying balance sheets of Vitamin Blue, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitamin Blue, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9 to the financial statements, the December 31, 2008 financial statements have been restated to correct the accounting errors.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
December 16, 2010

VITAMIN BLUE, INC.
BALANCE SHEETS

	December 31, 2009	December 31, 2008
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$1,077	$3,752
Accounts receivable, net	8,381	10,974
Inventory	22,703	52,930

TOTAL CURRENT ASSETS	32,161	67,656

PROPERTY & EQUIPMENT, at cost
Vehicles	21,811	21,811
Machinery & equipment	1,020	1,020
Office equipment	1,839	1,839
	24,670	24,670
Less accumulated depreciation	(24,432)	(23,063)

NET PROPERTY AND EQUIPMENT	238	1,607

TOTAL ASSETS	$32,399	$69,263

LIABILITIES AND SHAREHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable	$44,185	$25,749
Accrued expenses	18,854	13,212
Accrued interest, related party	408	139
Accrued interest, other	34,868	26,067
Subscriptions payable	33,050	22,750
Loan payable	110,000	110,000
Loan payable, related party	3,000	3,000

TOTAL CURRENT LIABILITIES	244,365	200,917

SHAREHOLDER'S DEFICIT
Preferred Stock, $0.0001 par value
100,000,000 authorized preferred shares; none issued or outstanding	-	-
Common Stock, $0.0001 par value;
900,000,000 shares authorized
510,000,000 and 510,000,000 shares issued and outstanding, respectively	51,000	51,000
Additional paid in capital	10,528	(17,637)
Accumulated deficit	(273,494)	(165,017)

TOTAL SHAREHOLDER'S DEFICIT	(211,966)	(131,654)

TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT	$32,399	$69,263

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2009	December 31, 2008
		(Restated)

REVENUE	$131,817	$129,256

COST OF SALES	100,478	99,508

GROSS PROFIT	31,339	29,748

OPERATING EXPENSES	126,468	99,418
DEPRECIATION EXPENSE	1,369	2,632

TOTAL OPERATING EXPENSES	127,837	102,050

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(96,498)	(72,302)

OTHER EXPENSES
Penalties	(467)	(466)
Interest expense	(11,512)	(9,490)

TOTAL OTHER EXPENSES	(11,979)	(9,956)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(108,477)	(82,258)
Provision for income taxes	-	-

NET LOSS	$(108,477)	$(82,258)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	510,000,000	510,000,000

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENTS OF STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2007 (restated)	-	$-	510,000,000	$51,000	$(46,000)	$(82,759)	$(77,759)

Contributed services (restated)	-	-	-	-	28,363	-	28,363

Net Loss for the year ended December 31, 2008 (restated)	-	-	-	-	-	(82,258)	(82,258)
Balance, December 31, 2008 (restated)	-	-	510,000,000	51,000	(17,637)	(165,017)	(131,654)

Contributed services	-	-	-	-	28,165	-	28,165

Net Loss for the year ended December 31, 2009	-	-	-	-	-	(108,477)	(108,477)

Balance at December 31, 2009	-	$-	510,000,000	$51,000	$10,528	$(273,494)	$(211,966)

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2009	December 31, 2008
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108,477)	$(82,258)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation	1,369	2,632
Bad debt expense	1,571	-
Contributed services	28,165	28,363
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	1,022	661
Inventory	30,227	2,906
Increase (Decrease) in:
Accounts payable	18,436	23,822
Accrued expenses	14,712	13,499

NET CASH USED IN OPERATING ACTIVITIES	(12,975)	(10,375)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party, loan payable	-	3,000
Payments on notes payable	-	(1,479)
Proceeds from subscriptions payable	10,300	2,750

NET CASH PROVIDED IN FINANCING ACTIVITIES	10,300	4,271

NET DECREASE IN CASH	(2,675)	(6,104)

CASH, BEGINNING OF PERIOD	3,752	9,856

CASH, END OF PERIOD	$1,077	$3,752

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$17
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1.      ORGANIZATION AND LINE OF BUSINESS

Organization

Vitamin Blue, Inc. (the "Company") was incorporated in the state of Delaware on May 25, 1999.  The Company, based in Costa Mesa, California, began operations on June 1, 1999 in designing and selling surfing clothing and accessories

Line of Business

The Company designs, manufactures and distributes surf-wear and accessories.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholder through the period ended December 31, 2009. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Vitamin Blue, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounts receivable
The Company extends credit to its customers, who are located primarily in California.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balances of the allowance account at December 31, 2009 and 2008 are $0 and $0, respectively.

Revenue Recognition
The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, and the fair value of stock options. Actual results could differ from those estimates.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight line and modified accelerated cost recovery system (macrs) method over 3-10 years.

Office equipment	SL	5 Years
Warehouse equipment	SL	5 Years
Vehicle	Macrs	5 Years

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2009 and 2008, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

Inventory
Inventories are stated at the lower of cost (first-in, first-out basis) or market, which consists of raw materials. As of December 31, 2009 and 2008, the values of the inventory were $22,703 and $52,930, respectively.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2009 and 2008, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Income Taxes
The Company uses the liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

Concentrations of Business and Credit Risk
The Company operates in a single industry segment.  The Company markets its services to companies and individuals in many industries and geographic locations.  The Company’s operations are subject to intense competition in designing and selling surfing clothing and accessories.

Accounts receivable represent financial instruments with potential credit risk.  The Company typically offers its customers credit terms.  The Company makes periodic evaluations of the credit worthiness of its enterprise customers and other than obtaining deposits pursuant to its policies, it generally does not require collateral.  In the event of nonpayment, the Company has the ability to terminate services.

At December 31, 2009 and 2008, accounts receivable from two customers represented approximately 40% and 34% of total accounts receivable, respectively.

For the year ended December 31, 2009, the Company had two customers who represented approximately 23% of total revenue.  For the year ended December 31, 2008, the Company had two customers who represented approximately 24% of total revenue

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the year ended December 31, 2009, and no pronouncements were adopted during the period.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

3.	CAPITAL STOCK

As of July, 2009, the founder of the Company approved a one hundred two thousand-for-one stock split of the Company’s issued and outstanding common stock. In accordance with SAB TOPIC 4:C, the Company has reported the effects of this stock split retrospectively to the earliest period presented in these financial statements. As of December 31, 2009 there were 510,000,000 shares of common stock issued and outstanding. During the year ended December 31, 2009, the Company received from investors $10,300 for subscriptions payable to purchase 5,150,000 shares of common stock at $0.002 per share.  During the year ended December 31, 2008, the Company received from investors $2,750 for subscriptions payable to purchase 1,375,000 shares of common stock.

4.	RENTAL LEASE

The Company subleases office space on a month-to-month basis. The rent paid for the years ended December 31, 2009 and 2008 was $6,786 and $6,629, respectively.

5.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.

Included in the balance at December 31, 2009, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses. During the years ended December 31, 2009 and 2008, the Company recognized $467 and $466 in penalties related to unpaid payroll taxes, and $778 and $533, respectively, in interest related to these unpaid taxes. These are not considered to be uncertain tax positions because these amounts have not been deducted for tax purposes.

6.	LOAN PAYABLE

As of December 31, 2009, the Company had a loan payable to one individual with a balance of $110,000.  The loan bears interest at the rate of 8% per annum. The loan does not contain any type of conversion features. The Company intends to retire this loan at a future date through the issuance of shares of common stock at a rate to be agreed upon by both the Company and the lender at the time the retirement is to be completed.

7.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008, Veronica Ornelas the sister of the corporate president loaned the Company $3,000 for operating expenses. The Company has imputed interest on this loan at a rate of 9% per annum.

During the years ended December 31, 2009 and 2008, Frank Ornelas, the Company’s Chief Executive Officer, contributed services to the Company valued at $28,165 and $28,363, respectively.

8.	DEFERRED TAX BENEFIT

At December 31, 2009, the Company had net operating loss carry-forwards of approximately $192,000 which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

8.	DEFERRED TAX BENEFIT (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008
		(Restated)
Book loss	$(43,391)	$(32,903)
State income taxes	(320)	(320)
Meals and entertainment	540	239
Depreciation	(8)	-
Allowance for doubtful accounts	628	-
Accrued payroll taxes	6,472	-
Contributed Services	11,266	11,345
Penalties	295	185

Valuation Allowance	24,518	21,454

Income tax expense	$-	$-

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:		(Restated)
NOL carryover	$76,823	$52,306
Allowance for doubtful accounts	628	-
Related party accruals	163	56
Accrued payroll taxes	6,472	-

Deferred tax liabilities:
Depreciation	(14)	(6)

Less Valuation Allowance	(84,072)	(52,356)

Net deferred tax asset	$-	$-

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

8.	DEFERRED TAX BENEFIT (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

9.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of December 16, 2010, the date the financial statements were issued pursuant to ASC Topic 855.

As of March 2, 2010, the Company received a loan in the amount of $10,000 from an investor for operating expenses. The loan bears interest at 8% per annum.

As of April 13, 2010, the Company received a loan in the amount of $10,000 from a corporate investor for operating expenses. The loan bears interest at 8% per annum.

As of July 20, 2010, the Company received a loan in the amount of $10,000 from an investor for operating expenses. The loan bears interest at 8% per annum.

As of September 24, 2010, the Company received a loan in the amount of $10,000 from an investor for operating expenses. The loan bears interest at 8% per annum.

10.	RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

As of December 31, 2008, funds received from an investor in 2007 were incorrectly recorded as a loan payable. The funds should have been recorded as a common stock subscription payable in the amount of $20,000. Also, the interest calculation on the investor loans outstanding during the year ended December 31, 2008, was computed at 9%, but should have been computed at 8% per the agreement.  Also, the Company determined that the $21,637 in compensation paid to the Company’s CEO during the year ended December 31, 2008, did not represent a reasonable compensation rate.  The Company evaluated the CEO’s compensation and determined that his total compensation should be $50,000.  The CEO has decided to contribute the difference between this $50,000 of compensation and the $21,637 as contributed services.

As these errors were material to the prior year, the Company has restated the Balance Sheet as of December 31, 2008 to correct these misstatements as follows:

•	Investor loans payable decreased by $20,000.
•	Subscription payable increased by $20,000.
•	Accrued interest decreased by $2,900.
•	Contributed services increased by $28,363
•	Accumulated deficit decreased by $6,834 for the cumulative effects of these changes through December 31, 2008.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

10.   RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS (Continued)

Financial Report Line Item/Balance Affected            December 31, 2008

	As Reported	Restatement	Restated
Statement of Operations
Operating expenses	$71,055	$28,363	$99,418

Total operating expenses	73,687	28,363	102,050

Other Expenses
Interest expense	(12,390)	2,900	(9,490)
Total Other Expenses	(12,856)	2,900	(9,956)

Net Loss	$(56,795)	$(25,463)	$(82,258)

Balance Sheet
Current Liabilities
Loan payable, investor	$130,000	$(20,000)	$110,000
Accrued expenses	46,113	(6,834)	39,279
Subscriptions payable	-	22,750	22,750

Shareholder's Deficit
Subscriptions payable	2,750	(2,750)	-
Additional paid in capital	4,999	(22,636)	(17,637)
Accumulated Deficit	$(143,488)	$(21,529)	$(165,017)

Financial Report Line Item/Balance Affected            December 31, 2007

	As Reported	Restatement	Restated
Statement of Operations
Other Expenses
Interest expense	$(9,065)	$3,934	$(5,131)
Total Other Expenses	(9,431)	3,934	(5,497)

Net Loss	$(61,012)	$3,934	$(57,078)

Balance Sheet
Current Liabilities
Loan payable, investor	$130,000	$(20,000)	$110,000
Accrued expenses	29,853	(3,934)	25,919
Subscriptions payable	-	20,000	20,000

Shareholder's Deficit
Additional paid in capital	4,999	(50,999)	(46,000)
Accumulated Deficit	$(86,693)	$3,934	$(82,759)