Form 10-K
period 2010-12-31
VITAMIN BLUE, INC.
filed 2011-05-26
CIK 1483623

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

                          VITAMIN BLUE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0858127
(State of incorporation)	(IRS Employer Identification Number)

1005 West 18th Street
Costa Mesa, CA 92627	92627
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (949) 645-4592

Securities registered pursuant to Section 12(b) of the Act: Common stock, $0.0001 par value per share

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes __   No X

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [X]      No

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes       No [ ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]
                            (Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes      No [X]

As the Registrant’s common stock did not trade publicly in 2010, there is no aggregate market value of the voting Common Stock held by non-affiliates on June 30, 2010 (the last business day of our most recently completed second fiscal quarter).

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

INDUSTRY OVERVIEW

In the United States, surf/skate sales for 2008 exceeded $7.2 billion.  Approximately, 17 percent of sales ($2.4 billion) occurred in the west coast.  The surf industry had shown substantial growth of 10 percent for the previous five years.  Source:  2010 Surf Industry Manufacturers Association (SIMA) Distribution study.  Sales are expected to grow steadily over the next several years.  Strong market growth can be attributed to a number of factors including the all time high popularity level of outdoor, individual extreme action sports among the general population, and benefits from shifting demographics, as the teenage population will grow faster than the rest of the population.  With over half of the world’s population under 25 years old, it is the largest teen population in history.  In addition, with the overall population pursuing a more physically active lifestyle than ever before, it is not uncommon for an entire family living in or near beach communities to surf together.  This sport has attracted new comers, from young sons and daughters to middle aged fathers and mothers.

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

Regulation

None

Employees

As of December 31, 2010, we had neither full-time employees nor any part-time employees other than Frank D. Ornelas, our President and Chief Executive Officer.

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

We have limited operating history and results; prior losses and no independent operations

The accumulated net losses since inception on May 25, 1999 to December 31, 2010 have amounted to $431,442. There can be no assurance as to when or whether we will be able to achieve sustained and growing operating revenues.  Or if operating revenues are achieved, there can be no assurance they can be sustained.  For additional information please refer to our financial statements with notes that appear elsewhere in this Report.

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

We are authorized to issue up to 900,000,000 shares of common stock.  At present, there are 526,525,000 shares of our common stock issued and outstanding.  Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders.  Consequently, our stockholders may experience more dilution in their ownership of our common stocks in the future. As our officers and directors own a significant percentage of our issued and outstanding common stock, any future sales of their shares may result in a decrease in the price of our common stock and the value of our stockholders’ investments.  Our sole officer and director, currently owns 510,000,000 shares of the total of 526,525,000 issued and outstanding shares of our common stock.  Collectively, our sole officer and director owns 96.9% of our total outstanding shares of our common stock.

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

The Company did not issue any stock options for the years ended December 31, 2010 and 2009.

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

Overview and Plan of Operation

Results of Operations 2010 Compared to 2009

Total revenues decreased  $(18,870) to $112,947 for the year ended December 31, 2010 compared to  $131,817 for the prior year ended December 31, 2009. Revenues decreased due to the economic recession.

Cost of sales decreased $(14,897) to $85,581 for the year ended December 31, 2010 compared to  $100,478 for the prior year ended December 31, 2009.  The gross profit decreased $(3,973) to $27,366 for the year ended December 31, 2010 compared to $31,339 for the same period in 2009.  The decrease is attributed to a reduction in the purchase of inventory due to lower sales.

Operations, including marketing, selling and general and administrative expenses for fiscal 2010 decreased $(4,137) to $122,331 from $126,468 for fiscal 2009. The decrease in operating expenses resulted primarily from less audit and accounting fees incurred in the current period.

Interest expense for fiscal 2010 totaled $56,227 an increase of $44,715 over fiscal 2009.  The increase in interest expense resulted from increased borrowing during 2010.

Net loss for fiscal 2010 was $(157,948) as compared to a net loss of $(108,477) for fiscal 2009.

Liquidity and Capital Resources

At December 31, 2010, we had an accumulated deficit of $(431,442), and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through investor and related party loans and through collection of our accounts receivable, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

As of December 31, 2010, our available balance of cash and cash equivalents was approximately $1,830.

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

During the year ended December 31, 2010, the Company had a net increase in cash of $753.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $(44,247) in cash for operating activities for the year ended December 31, 2010 as compared to $(12,975) in the prior year ended December 31, 2009.

Cash provided by financing activities. The Company received funds from related parties and investors for operating expenses.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2010.
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

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”).  We recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.  Generally, we extend credit to our customers and do not require collateral.  We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations.  We do not ship a product until we have either a purchase agreement or a payment arrangement.  This is a critical policy, because we want our accounting to show only sales which is “final” with a payment arrangement.

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
Accounts Receivable

The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balances of the allowance account at December 31, 2010 and 2009 are $0 and $0, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES.

On January 18, 2011, the Company filed Form 8-A for registration of its Common Stock with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  As the Company was not obligated to meet the reporting requirements of the Exchange Act until January 18, 2011, no evaluation of the Company’s disclosure controls and procedures prior to that date is required.  As such, the Company's Chief Executive Officer and Chief Financial Officer have not evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Sec. 240.13a-15(e) or 240.15d-15(e)) as of December 31, 2010.  The required evaluations will be conducted in the fiscal year ended December 31, 2011.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our board of directors consists of one director.  The following table sets forth certain information with respect to each executive officer and director of Vitamin Blue, Inc. following the distribution:

Name	Age	Position
Frank D. Ornelas Veronica C. Ornelas	51 49	President, Treasurer and Director Vice President and Secretary

Frank Ornelas has served as President and Chief Executive Officer of Vitamin Blue since he founded the Company in 1999.

Veronica C. Ornelas was elected Vice President and Secretary on December 27, 2010.  She has owned and operated Ornelas Graphic Designs, a custom screen printing firm since 1989.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
As the Company had no class of securities registered in 2010 under Section 12 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) Forms 3, 4 or 5, as required by Section 16(a) of the Exchange Act were not required to be filed.

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

Summary Compensation Table

Name	Year	Salary	Total Compensation
	($)	($)

Frank D. Ornelas	2010	21,041	21,041	(1)
President,	2009	21,835	21,835	(2)
Treasurer and	2008	21,637	21,637	(3)
Chief Executive
Officer

Veronica C. Ornelas	2010	0	0
Vice President and
Secretary

(1) Contributed services equaled $28,959.
(2) Contributed services equaled $28,165.
(3) Contributed services equaled $28,363.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable

None	0	0	0	0 / 0

Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2010 and 2009.

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

Ownership of Common Stock

Name and Position(s)	Title of Class	Common Stock Beneficially Owned	Percentage Ownership (1)

Frank D. Ornelas President, Treasurer	Common Stock	510,000,000	96.9%(2)
and Chief Executive Officer

Veronica C. Ornelas Vice President and Secretary	Common Stock	75,000	.01%(2)

All directors and executive Officers as a group (1 persons)	Common Stock	510,075,000	96.9%

(1) Percentage ownership for the Company’s Common Stock is based on 526,525,000 shares of Common Stock outstanding as of May 23, 2011.

(2) Total issued and outstanding equals 526,525,000 common stock shares as of May 23, 2011.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2010, Veronica Ornelas the Company’s Vice President and Secretary, loaned the Company $6,000 for operating expenses.  The Company also repaid $1,000 in previous loans received from this related party during the year. During the year ended December 31, 2009, the Company received $3,000 in loans from this related party.  As of December 31, 2010 and 2009, the balance of these related party loans payable was $8,000 and $3,000 respectively.  The Company has imputed interest on these loans at the rate of 9% per annum.  As of December 31, 2010 and 2009, the balance of accrued interest payable to this related party was $1,134 and $408, respectively.

During the years ended December 31, 2010 and 2009, Frank Ornelas, the Company’s Chief Executive Officer, contributed services to the Company valued at $28,959 and $28,165, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2010 and December 31, 2009 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2010	2009
Audit Fees	$21,200	$27,248
Audit - Related Fees	-0-	$2,923
Tax fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$21,200	$30,171

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

10.1
Promissory Note dated February 16, 2005 payable to Chester Massey for the principal sum of $60,000 filed as Exhibit 10.1 to the Form 10-K for the fiscal year ended 2009 and is incorporated herein by reference.

10.2
Promissory Note dated February 16, 2007 payable to Chester Massey for the principal sum of $50,000 filed as Exhibit 10.2 to the Form 10-K for the fiscal year ended 2009 and is incorporated herein by reference.

10.3
Convertible Promissory Note dated March 17, 2011 payable to James Yeung for the principal sum of $30,000 filed as Exhibit 10.3 to the Form 10-K for the fiscal year ended 2009 and is incorporated herein by reference.

10.4
Convertible Promissory Note dated March 17, 2011 payable to Carlthon Corp. for the principal sum of $10,000 filed as Exhibit 10.4 to the Form 10-K for the fiscal year ended 2009 and is incorporated herein by reference.

10.5
Convertible Promissory Note dated March 17, 2011 payable to Casprey Capital Corp. for the principal sum of $20,000 filed as Exhibit 10.5 to the Form 10-K for the fiscal year ended 2009 and is incorporated herein by reference.

14.	Code of Ethics

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitamin Blue Inc.

By:	/s/ Frank D. Ornelas	Dated:	May 26, 2011
Frank D. Ornelas
President, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Frank D. Ornelas	Dated:	May 26, 2011
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

10.1
Promissory Note dated February 16, 2005 payable to Chester Massey for the principal sum of $60,000 filed as Exhibit 10.1 to the Form 10-K for the fiscal year ended 2009 and is incorporated herein by reference.

10.2
Promissory Note dated February 16, 2007 payable to Chester Massey for the principal sum of $50,000 filed as Exhibit 10.2 to the Form 10-K for the fiscal year ended 2009 and is incorporated herein by reference.

10.3
Convertible Promissory Note dated March 17, 2011 payable to James Yeung for the principal sum of $30,000 filed as Exhibit 10.3 to the Form 10-K for the fiscal year ended 2009 and is incorporated herein by reference.

10.4
Convertible Promissory Note dated March 17, 2011 payable to Carlthon Corp. for the principal sum of $10,000 filed as Exhibit 10.4 to the Form 10-K for the fiscal year ended 2009 and is incorporated herein by reference.

10.5
Convertible Promissory Note dated March 17, 2011 payable to Casprey Capital Corp. for the principal sum of $20,000 filed as Exhibit 10.5 to the Form 10-K for the fiscal year ended 2009 and is incorporated herein by reference.

14.	Code of Ethics

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Vitamin Blue, Inc.
Costa Mesa, California

We have audited the accompanying balance sheets of Vitamin Blue, Inc. as of December 31, 2010 and 2009, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitamin Blue, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
May 26, 2011

VITAMIN BLUE, INC.
BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$1,830	$1,077
Accounts receivable, net	5,535	8,381
Inventory	15,772	22,703

TOTAL CURRENT ASSETS	23,137	32,161

PROPERTY & EQUIPMENT, at cost
Vehicles	21,811	21,811
Machinery & equipment	1,020	1,020
Office equipment	1,839	1,839
	24,670	24,670
Less accumulated depreciation	(24,548)	(24,432)

NET PROPERTY AND EQUIPMENT	122	238

TOTAL ASSETS	$23,259	$32,399

LIABILITIES AND SHAREHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable	$56,688	$44,185
Accrued expenses	23,769	18,854
Accrued interest, related party	1,134	408
Accrued interest, other	45,440	34,868
Subscriptions payable	33,050	33,050
Derivative liability	46,133	-
Convertible Promissory Notes	40,000	-
Loans payable	110,000	110,000
Loan payable, related party	8,000	3,000

TOTAL CURRENT LIABILITIES	364,214	244,365

SHAREHOLDER'S DEFICIT
Preferred Stock, $0.0001 par value
100,000,000 authorized preferred shares; none issued or outstanding	-	-
Common Stock, $0.0001 par value;
900,000,000 shares authorized
510,000,000 and 510,000,000 shares issued and outstanding, respectively	51,000	51,000
Additional paid in capital	39,487	10,528
Accumulated deficit	(431,442)	(273,494)

TOTAL SHAREHOLDER'S DEFICIT	(340,955)	(211,966)

TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT	$23,259	$32,399

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2010	December 31, 2009

REVENUE	$112,947	$131,817

COST OF SALES	85,581	100,478

GROSS PROFIT	27,366	31,339

OPERATING EXPENSES	122,331	126,468
DEPRECIATION EXPENSE	116	1,369

TOTAL OPERATING EXPENSES	122,447	127,837

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(95,081)	(96,498)

OTHER EXPENSES
Penalties	(507)	(467)
Derivative valuation loss	(6,133)	-
Interest expense	(56,227)	(11,512)

TOTAL OTHER EXPENSES	(62,867)	(11,979)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(157,948)	(108,477)
Provision for income taxes	-	-

NET LOSS	$(157,948)	$(108,477)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	510,000,000	510,000,000

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENTS OF SHAREHOLDERS DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008	-	$-	510,000,000	$51,000	$(17,637)	$(165,017)	$(131,654)

Contributed services	-	-	-	-	28,165	-	28,165

Net Loss for the year ended December 31, 2009	-	-	-	-	-	(108,477)	(108,477)

Balance, December 31, 2009	-	-	510,000,000	51,000	10,528	(273,494)	(211,966)

Contributed services	-	-	-	-	28,959	-	28,959

Net Loss for the year ended December 31, 2010	-	-	-	-	-	(157,948)	(157,948)

Balance at December 31, 2010	-	$-	510,000,000	$51,000	$39,487	$(431,442)	$(340,955)

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2010	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157,948)	$(108,477)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	116	1,369
Bad debt expense	2,286	1,571
Contributed services	28,959	28,165
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	560	1,022
Inventory	6,931	30,227
Increase (Decrease) in:
Accounts payable	12,503	18,436
Accrued expenses	16,213	14,712
Derivative liability	46,133	-

NET CASH USED IN OPERATING ACTIVITIES	(44,247)	(12,975)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans payable	6,000	-
Payments on related party loans payable	(1,000)	-
Proceeds from loans payable	40,000
Proceeds from subscriptions payable	-	10,300

NET CASH PROVIDED IN FINANCING ACTIVITIES	45,000	10,300

NET INCREASE/(DECREASE) IN CASH	753	(2,675)

CASH, BEGINNING OF YEAR	1,077	3,752

CASH, END OF YEAR	$1,830	$1,077

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1.      ORGANIZATION AND LINE OF BUSINESS

Organization

Vitamin Blue, Inc. (the "Company") was incorporated in the state of Delaware on May 25, 1999.  The Company, based in Costa Mesa, California, began operations on June 1, 1999 in designing and selling surfing clothing and accessories

Line of Business

The Company designs, manufactures and distributes surf-wear and accessories.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholder through the period ended December 31, 2010. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Accounts receivable
The Company extends credit to its customers, who are located primarily in California.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balances of the allowance account at December 31, 2010 and 2009 were $3,857 and $1,571, respectively.

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
DECEMBER 31, 2010 AND 2009

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight line and modified accelerated cost recovery system (macrs) method over 3-10 years.

Office equipment	SL	5 Years
Warehouse equipment	SL	5 Years
Vehicle	Macrs	5 Years

Depreciation expense for the years ended December 31, 2010 and 2009 was $116 and $1,369, respectively.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2010 and 2009, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	-	-	-	-

Total assets measured at fair value	-	-	-	-

Derivative Liability	$46,133	-	-	$46,133

Total liabilities measured at fair value	$46,133	-	-	$46,133

Inventory
Inventories are stated at the lower of cost (first-in, first-out basis) or market. As of December 31, 2010 and 2009, inventory consisted of the following items:

	December31,
	2010	2009
Raw materials	$8,077	$9,485
Work in process	-	-
Finished goods	7,380	12,468
Promotional items	315	750
Total	$15,772	$22,703

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2010 and 2009, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.  A reconciliation of the numerators and denominators used in the computation of loss per share is as follows:

	For the year ended
	December 31,
	2010	2009

(Loss) to common shareholders (Numerator)	$(157,948)	$(108,477)

Basic and diluted weighted average number of common shares outstanding (Denominator)	510,000,000	510,000,000

Income Taxes
The Company uses the liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law.  The measurement of deferred tax

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)
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

At December 31, 2010, accounts receivable from three customers represented approximately 23%, 17% and 13%, respectively, of total accounts receivable. At December 31, 2009, accounts receivable from these same customers represented approximately 19%, 16% and 13%, respectively, of total accounts receivable.  There were no other customers who represented greater than 10% of total accounts receivable at December 31, 2010 and 2009.

For the year ended December 31, 2010, the Company had two customers who represented approximately 14% and 11%, respectively, of total revenues.  For the year ended December 31, 2009, the Company had two customers who represented approximately 12% and 11%, respectively, of total revenues.  There were no other customers who represented greater than 10% of total revenues for the years ended December 31, 2010 and 2009.

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the year ended December 31, 2010, and adopted the following pronouncements:

The Company adopted ASC 825 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement  establishes standards  for how an issuer  classifies  and measures in its  statement of financial  position certain financial  instruments with  characteristics of both  liabilities  and  equity.   It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

The Company adopted ASC 815 "Accounting for Certain Hybrid Financial Instruments". This statement narrows the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. It also allows qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument.  The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

3.	CAPITAL STOCK

During the year ended December 31, 2010, the Company issued no shares of common stock. As of July, 2009, the founder of the Company approved a one hundred two thousand-for-one stock split of the Company’s issued and outstanding common stock. In accordance with SAB TOPIC 4C, the Company has reported the effects of this stock split retrospectively to the earliest period presented in these financial statements. As of December 31, 2010 there were 510,000,000 shares of common stock issued and outstanding. During the year ended December 31, 2009, the Company received $10,300 from investors for subscriptions payable to purchase 5,150,000 shares of common stock at $0.002 per share.

4.	RENTAL LEASE

The Company subleases office space on a month-to-month basis. The rent paid for the years ended December 31, 2010 and 2009 was $6,786 and $6,786, respectively.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

5.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.

Included in the balance at December 31, 2010, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses. During the years ended December 31, 2010 and 2009, the Company recognized $507 and $467 in penalties related to unpaid payroll taxes, and $998 and $778, respectively, in interest related to these unpaid taxes. These are not considered to be uncertain tax positions because these amounts have not been deducted for tax purposes.

6.	LOANS PAYABLE

During the year ended December 31, 2010, the Company received $0 in new loan proceeds.  As of December 31, 2010, the balance of the Company’s outstanding loans payable was $110,000 which bears interest at the rate of 8% per annum. The loans do not contain any type of conversion feature. The Company intends to retire these loans at a future date through the issuance of shares of common stock at a rate to be agreed upon by both the lenders and the Company at the time the retirement is to be completed.

7.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, Veronica Ornelas the Company’s Vice President and Secretary, loaned the Company $6,000 for operating expenses.  The Company also repaid $1,000 in previous loans received from this related party during the year. During the year ended December 31, 2009, the Company received $3,000 in loans from this related party.  As of December 31, 2010 and 2009, the balance of these related party loans payable was $8,000 and $3,000 respectively.  The Company has imputed interest on these loans at the rate of 9% per annum.  As of December 31, 2010 and 2009, the balance of accrued interest payable to this related party was $1,134 and $408, respectively.

During the years ended December 31, 2010 and 2009, Frank Ornelas, the Company’s Chief Executive Officer, contributed services to the Company valued at $28,959 and $28,165, respectively.

8.	DEFERRED TAX BENEFIT

At December 31, 2010, the Company had net operating loss carry-forwards of approximately $266,000 which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

8.	DEFERRED TAX BENEFIT (Continued)

	2010	2009

Book loss	$(63,179)	$(43,391)
State income taxes	-	(320)
Meals and entertainment	531	540
Depreciation	-	(8)
Allowance for doubtful accounts	-	628
Accrued payroll taxes	-	6,472
Contributed services	11,584	11,266
Penalties	203	295
Derivative valuation	18,453	-

Valuation Allowance	32,408	24,518

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL carryover	$106,250	$76,823
Allowance for doubtful accounts	1,543	628
Related party accruals	454	163
Accrued payroll taxes	8,235	6,472

Deferred tax liabilities:
Depreciation	(1)	(14)

Less Valuation Allowance	(116,481)	(84,072)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

9.	CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2010, the Company received four loans in the form of convertible promissory notes from one individual and one corporation in the amounts of $10,000 each for a total of $40,000. The loans bear interest at 8% per annum on the unpaid balance until paid or until default, at which time both principal and interest are payable, or the loan can be converted into shares of common stock.  The convertible promissory notes may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity. Under ASC TOPIC 470, the Company recorded a beneficial conversion cost associated with the convertibility feature of the security that was equal to the value of any discount to market available at the time of conversion. This beneficial conversion cost is recorded at the time the convertible security is first issued and is amortized over the stated terms.  An interest expense of $40,000, representing the value of the conversion feature in accordance with ASC TOPIC 470 was recorded during the year ended December 31, 2010.

The holders of the convertible promissory notes have the right to convert at any time amounts outstanding under the convertible promissory notes into shares of common stock at a conversion price per share equal to sixty percent (60%) of the average bid and ask price of the common stock for the previous five (5) trading days or if the common stock has not traded in the last thirty (30) business days, then sixty percent (60%) of the price that the Maker’s common stock was last issued to a non-affiliated investor. The holder may elect payment of the principal of this note, before any repayment of interest.

In accordance with accounting standards applicable to convertible promissory notes issued by the Company in instances where the number into which a note can be converted is not fixed. For example, when a note converts at a discount to market based on the stock price on the date of conversion. In such instances, accounting standards requires that the embedded conversion option of the convertible promissory notes be bifurcated from the host contract and recorded at their fair value.  In accounting for derivatives under accounting standards, the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature. The discount is amortized over the life of the convertible promissory notes and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.  For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:  The value of the liability at December 31, 2010 was $46,133.

Stock price on the valuation date	$0.0020
Conversion price for the loans	$0.0012
Dividend yield	0.00%
Years to Maturity	1
Rick free rate	0.29%
Expected volatility	165.77%

10.	SUBSEQUENT EVENTS

Management evaluated subsequent events pursuant to ASC Topic 855 and identified the following subsequent event for disclosure:
On February 28, 2011, the Company issued 16,525,000 shares of common stock for subscription payables in the amount of $33,050.

On, April 12, 2011, the Company received loans in the amount of $10,000 from an individual lender for operating expenses. The loans bears interest at 8% per annum

As of January 12, 2011 and March 1, 2011, the Company received a loan in the amount of $10,000 each from a corporate lender for operating expenses. The loan bears interest at 8% per annum