Form 10-Q
period 2011-03-31
VITAMIN BLUE, INC.
filed 2011-05-31
CIK 1483623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54247

VITAMIN BLUE, INC.
(Exact name of the Registrant as specified in Charter)

Delaware	33-0858127
(State of Incorporation)	(I.R.S. Employer ID Number)

1005 West 18th Street, Costa Mesa, CA 92627	92627
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone No. including Area Code: (949) 645-4592

Securities registered under 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common stock, $0.0001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   X    No __

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ___ No   X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___ No    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒
                                        (Do not check if a smaller reporting company)

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 526,525,000 shares of Common stock, $0.0001 par value per share, as of May 27, 2011.

VITAMIN BLUE, INC.
TABLE OF CONTENTS

		Page

	Part I – Financial Information

Item 1.	Financial Statements (Unaudited):

	Balance Sheets – March 31, 2011 and December 31, 2010	1
	Statements of Operation - Three Months Ended March 31, 2011 and 2010	2
	Statement of Shareholders’ Equity – Three Months Ended March 31, 2011	3
	Statements of Cash Flows - Three Months Ended March 31, 2011 and 2010	4
	Notes to Financial Statements	5 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	8

Item 4.	Controls and Procedures	10

	Part II – Other Information

Item 6.	Exhibits	10

	Signatures	11

	Index of Exhibits	12

VITAMIN BLUE, INC.
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$568	$1,830
Accounts receivable, net	6,656	5,535
Inventory	16,450	15,772

TOTAL CURRENT ASSETS	23,674	23,137

PROPERTY & EQUIPMENT, at cost
Vehicles	21,811	21,811
Machinery & equipment	1,020	1,020
Office equipment	1,839	1,839
	24,670	24,670
Less accumulated depreciation	(24,577)	(24,548)

NET PROPERTY AND EQUIPMENT	93	122

TOTAL ASSETS	$23,767	$23,259

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$48,422	$56,688
Accrued expenses	27,229	23,769
Accrued interest, related party	1,314	1,134
Accrued interest, other	48,681	45,440
Subscriptions payable	-	33,050
Derivative liability	63,555	46,133
Convertible promissory notes payable	60,000	40,000
Loans payable	110,000	110,000
Loan payable, related party	8,000	8,000

TOTAL CURRENT LIABILITIES	367,201	364,214

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.0001 par value
100,000,000 authorized preferred shares; none issued or outstanding	-	-
Common Stock, $0.0001 par value;
900,000,000 shares authorized
526,525,000 and 510,000,000 shares issued and outstanding, respectively	52,653	51,000
Additional paid in capital	78,237	39,487
Accumulated deficit	(474,324)	(431,442)

TOTAL SHAREHOLDERS' DEFICIT	(343,434)	(340,955)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$23,767	$23,259

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

REVENUE	$17,864	$19,384

COST OF SALES	13,675	11,352

GROSS PROFIT	4,189	8,032

OPERATING EXPENSES	25,069	25,286
DEPRECIATION EXPENSE	29	29

TOTAL OPERATING EXPENSES	25,098	25,315

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(20,909)	(17,283)

OTHER EXPENSES
Penalties	(140)	(135)
Derivative valuation gain	2,578	-
Interest expense	(24,411)	(3,439)

TOTAL OTHER EXPENSES	(21,973)	(3,574)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(42,882)	(20,857)
Provision for income taxes	-	-

NET LOSS	$(42,882)	$(20,857)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	515,568,207	510,000,000

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Defitcit	Total
Balance at December 31, 2010	-	$-	510,000,000	$51,000	$39,487	$(431,442)	$(340,955)

Issuance of shares of common stock for subscriptions payable (unaudited)	-	-	16,525,000	1,653	31,397	-	33,050

Contributed services (unaudited)	-	-	-	-	7,353	-	7,353

Net Loss for the three months ended March 31, 2011 (unaudited)	-	-	-	-	-	(42,882)	(42,882)

Balance at March 31, 2011 (unaudited)	-	$-	526,525,000	$52,653	$78,237	$(474,324)	$(343,434)

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,882)	$(20,857)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation	29	29
Bad debt expense	(143)	-
Contributed services	7,353	7,424
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(978)	1,689
Inventory	(678)	(5,009)
Increase (Decrease) in:
Accounts payable	(8,266)	(10)
Accrued expenses	6,881	3,591
Derivative liability	17,422	-

NET CASH USED IN OPERATING ACTIVITIES	(21,262)	(13,143)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans payable	-	5,000
Proceeds from investor loans payable	-	10,000
Proceeds from convertible debenture	20,000	-

NET CASH PROVIDED IN FINANCING ACTIVITIES	20,000	15,000

NET INCREASE/(DECREASE) IN CASH	(1,262)	1,857

CASH, BEGINNING OF PERIOD	1,830	1,077

CASH, END OF PERIOD	$568	$2,934

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
During the three months ended March 31, 2011, the Company issued 16,525,000 shares of common stock in settlement of $30,050 in subscriptions payable.

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information refer to the financial statements and footnotes for the year ended December 31, 2010.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholder through the period ended March 31, 2011. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Accounts receivable
The Company extends credit to its customers, who are located primarily in California.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balances of the allowance account at March 31, 2011 and 2010 is $3,714 and $3,857, respectively.

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2011 and 2010, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate their respective fair values because of their short maturities.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended March 31, 2011, and no new pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the three months ended March 31 2011, the Company issued 16,525,000 shares of common stock at a price of $0.002 per share for subscription payables.

4.	RELATED PARTY

As of March 31, 2011, the Company has loans outstanding from Veronica Ornelas the sister of the corporate president in the amount of $8,000. The Company has imputed interest on these loans at a rate of 9% per annum.

5. CONVERTIBLE PROMISSORY NOTES

During the period ended March 31, 2011, the Company received two loans in the form of convertible promissory notes from a corporate lender in the amounts of $10,000 each for a total of $20,000. The loans bear interest at 8% per annum on the unpaid balance until paid or until default, at which time both principal and interest are payable, or the loan can be converted into shares of common stock.  The note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity. Under ASC TOPIC 470, the Company recorded a beneficial conversion cost associated with the convertibility feature of the security that was equal to the value of any discount to market available at the time of conversion. This beneficial conversion cost is recorded at the time the convertible security is first issued and is amortized over the stated terms. An interest expense of $20,000, representing the value of the conversion feature in accordance with ASC TOPIC 470 was recorded during the period ended March 31, 2011.

The Holders of the convertible promissory notes have the right to convert at any time amounts outstanding under the convertible promissory notes into shares of common stock at a conversion price per share equal to sixty (60%) of the average bid and ask price of the common stock for the previous five (5) trading days or if the common stock has not traded in the last thirty (30) business days, then sixty percent (60%) of the price that the Maker’s common stock was last issued to a non-affiliated investor. The holders may elect payment of the principal of this note, before any repayment of interest.

Accounting Standards are applicable to convertible promissory notes issued by the Company in instances where the number into which a convertible promissory note can be converted is not fixed. For example, when a convertible promissory notes converts at a discount to market based on the stock price on the date of conversion. In such instances, Accounting Standards require that the embedded conversion option of the convertible  promissory notes be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature. The discount is amortized over the life of the convertible promissory notes and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.  For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation date	$0.0020
Conversion price for the loans	$0.0012
Dividend yield	0.00%
Years to Maturity	1
Risk free rate	0.29%
Expected volatility	128.42%

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

As of March 31, 2011, the Company has loans outstanding from investors in the amount of $170,000. These loans bear interest at a rate of 8% per annum. $60,000 of these loans are convertible promissory notes, which may be converted into shares of common stock.

6. SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On April 12, 2011, the Company received a loan in the amount of $10,000 from an investor for operating expenses. The loan bears interest at 8% per annum, and is convertible into shares of common stock.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010.

Total revenues decreased $(1,520) to $17,864 for the three months ended March 31, 2011 compared to $19,384 for the prior three months ended March 31, 2010. Revenues decreased due to the economic recession.

Cost of sales increased $2,323 to $13,675 for the three months ended March 31, 2011 compared to $11,352 for the prior three months ended March 31, 2010.  The gross profit decreased $(3,843) to $4,189 for the three months ended March 31, 2011 compared to $8,032 for the same period in 2010.  The decrease is attributed to a reduction in sales due to the economic recession.

Operations, including marketing, selling and general and administrative expenses for the three months ended March 31, 2011 decreased $(217) to $25,069 from $25,286 for three months ended March 31, 2010. The decrease in operating expenses resulted primarily from a decrease in accounting fees incurred in the current period.

Interest expense for the three months ended March 31, 2011 totaled $24,411, an increase of $20,972 over the three months ended March 31, 2010.  The increase in interest expense resulted from increased borrowing during the current period plus $20,000 of interest expense as a result of the beneficial conversion feature.

Net loss for the three months ended March 31, 2011 was $(42,882) as compared to a net loss of $(20,857) for the three months ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2011, we had an accumulated deficit of $(474,324), and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through investor and related party loans and through collection of our accounts receivable, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

As of March 31, 2011, our available balance of cash was $568.

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

During the three months ended March 31, 2011, the Company had a net decrease in cash of $(1,262).  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $(21,262) in cash for operating activities for the three months ended March 31, 2011 as compared to $(13,143) in the prior three months ended March 31, 2010.

Cash provided by financing activities. The Company received proceeds from convertible promissory notes of $20,000.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2011.

Off Balance Sheet Arrangements

During the three months ended March 31, 2011, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Forward Looking Statements - Cautionary Factors

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements.  The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made.  We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  For a discussion of material risks and uncertainties that the Company faces see the discussion in the Form 10−K for the fiscal year ended December 31, 2010 entitled “Risk Factors”.  This discussion and analysis of financial condition and plan of operations should be read in conjunction with our Condensed Consolidated Financial Statements included herein.

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were not effective for the following reasons:

a)           The Company has limited segregation of duties amongst its employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

b)           The Company's has a limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

Changes in internal control over financial reporting.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 6.       Exhibits

10.1
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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAMIN BLUE, INC.

Date: May 31, 2011	By: /s/ Frank D. Ornelas
Frank D. Ornelas
President, Principal Executive Officer,
Principal Financial Officer

INDEX OF EXHIBITS

10.1
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