Form 10-Q
period 2011-06-30
VITAMIN BLUE, INC.
filed 2011-08-15
CIK 1483623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54247

VITAMIN BLUE, INC.
(Exact name of the Registrant as specified in Charter)

Delaware	33-0858127
(State of Incorporation)	(I.R.S. Employer ID Number)

1005 West 18th Street, Costa Mesa, CA 92627	92627
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone No. including Area Code: (949) 645-4592

Securities registered under 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common stock, $0.0001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  Accelerated filer  Non-accelerated filer Smaller reporting company ☒
                             (Do not check if a smaller reporting company)

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date: 526,525,000 shares of Common stock, $0.0001 par value per share, as of August 10, 2011.

VITAMIN BLUE, INC.

VITAMIN BLUE, INC
BALANCE SHEETS

.
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,813	$1,830
Accounts receivable, net	10,969	5,535
Inventory	13,030	15,772

TOTAL CURRENT ASSETS	25,812	23,137

PROPERTY & EQUIPMENT, at cost
Vehicles	21,811	21,811
Machinery & equipment	1,020	1,020
Office equipment	1,839	1,839
	24,670	24,670
Less accumulated depreciation	(24,606)	(24,548)

NET PROPERTY AND EQUIPMENT	64	122

TOTAL ASSETS	$25,876	$23,259

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$65,699	$56,688
Accrued expenses	29,056	23,769
Accrued interest, related party	1,494	1,134
Accrued interest, other	52,305	45,440
Subscriptions payable	-	33,050
Derivative liability	80,526	46,133
Convertible promissory notes	80,000	40,000
Loans payable	110,000	110,000
Loan payable, related party	8,000	8,000

TOTAL CURRENT LIABILITIES	427,080	364,214

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.0001 par value
100,000,000 authorized preferred shares; none issued or outstanding	-	-
Common Stock, $0.0001 par value;
900,000,000 shares authorized
526,525,000 and 510,000,000 shares issued and outstanding, respectively	52,653	51,000
Additional paid in capital	82,594	39,487
Accumulated deficit	(536,451)	(431,442)

TOTAL SHAREHOLDERS' DEFICIT	(401,204)	(340,955)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$25,876	$23,259

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUE	$30,089	$29,856	$47,952	$49,240

COST OF SALES	20,806	11,775	34,481	23,127

GROSS PROFIT	9,283	18,081	13,471	26,113

OPERATING EXPENSES	49,649	30,317	74,718	55,603
DEPRECIATION EXPENSE	29	29	58	58

TOTAL OPERATING EXPENSES	49,678	30,346	74,776	55,661

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(40,395)	(12,265)	(61,305)	(29,548)

OTHER EXPENSES
Penalties	(174)	(137)	(314)	(272)
Derivative valuation gain	1,871	-	4,449	-
Interest expense	(23,429)	(4,535)	(47,839)	(7,974)

TOTAL OTHER EXPENSES	(21,732)	(4,672)	(43,704)	(8,246)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(62,127)	(16,937)	(105,009)	(37,794)
Provision for income taxes	-	-	-	-

NET LOSS	$(62,127)	$(16,937)	$(105,009)	$(37,794)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	526,525,000	510,000,000	521,229,696	510,000,000

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2011

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Defitcit	Total
Balance at December 31, 2010	-	$-	510,000,000	$51,000	$39,487	$(431,442)	$(340,955)

Issuance of shares of common stock for subscriptions payable (unaudited)	-	-	16,525,000	1,653	31,397	-	33,050

Contributed services (unaudited)	-	-	-	-	11,710	-	11,710

Net Loss for the six months ended June 30, 2011 (unaudited)	-	-	-	-	-	(105,009)	(105,009)

Balance at June 30, 2011 (unaudited)	-	$-	526,525,000	$52,653	$82,594	$(536,451)	$(401,204)

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(105,009)	$(37,794)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation	58	58
Bad debt expense	(382)	-
Contributed services	11,710	14,807
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(5,052)	(1,065)
Inventory	2,742	(12,876)
Increase (Decrease) in:
Accounts payable	9,011	4,509
Accrued expenses	12,512	7,524
Derivative liability	34,393	-

NET CASH USED IN OPERATING ACTIVITIES	(40,017)	(24,837)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans payable	-	5,000
Proceeds from investor loans payable	-	20,000
Proceeds from convertible promissory notes	40,000	-

NET CASH PROVIDED IN FINANCING ACTIVITIES	40,000	25,000

NET INCREASE/(DECREASE) IN CASH	(17)	163

CASH, BEGINNING OF PERIOD	1,830	1,077

CASH, END OF PERIOD	$1,813	$1,240

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
During the six months ended June 30, 2011, the Company issued 16,525,000 shares of common stock in settlement of $33,050 in subscriptions payable.

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information refer to the financial statements and footnotes for the year ended December 31, 2010.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholder through the period ended June 30, 2011. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Accounts receivable
The Company extends credit to its customers, who are located primarily in California.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balances of the allowance account at June 30, 2011 and 2010 is $3,475 and $1,572, respectively.

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2011 and 2010, the amounts reported for cash, inventory, prepaid expenses, accounts payable, and accrued expenses, approximate their respective fair values because of their short maturities.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the six months ended June 30, 2011, and no new pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the six months ended June 30, 2011, the Company issued 16,525,000 shares of common stock at a price of $0.002 per share for subscription payables.

4.	RELATED PARTY

As of June 30, 2011, the Company has loans outstanding from Veronica Ornelas, Vice President and Secretary, in the amount of $8,000. The Company has imputed interest on these loans at a rate of 9% per annum.

5.      CONVERTIBLE PROMISSORY NOTE

During the period ended June 30, 2011, the Company received four loans in the form of convertible promissory notes from two individuals in the amounts of $10,000 each for a total of $40,000. The loans bear interest at 8% per annum on the unpaid balance until paid or until default, at which time both principal and interest are payable, or the loan can be converted into shares of common stock.  The note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity. Under ASC TOPIC 470, the Company recorded a beneficial conversion cost associated with the convertibility feature of the security that was equal to the value of any discount to market available at the time of conversion. This beneficial conversion cost is recorded at the time the convertible security is first issued and is amortized over the stated terms. An interest expense of $38,842, representing the value of the conversion feature in accordance with ASC TOPIC 470 was recorded during the period ended June 30, 2011.

The holders of the notes have the right to convert at any time amounts outstanding under the notes into shares of common stock at a conversion price per share equal to sixty percent (60%) of the average bid and ask price of the common stock for the previous five (5) trading days or if the common stock has not traded in the last thirty (30) business days, then sixty percent (60%) of the price that the maker’s common stock was last issued to a non-affiliated investor. The holders may elect payment of the principal of this note, before any repayment of interest.

Accounting Standards are applicable to notes issued by the Company in instances where the number into which a note can be converted is not fixed. For example, when a note converts at a discount to market based on the stock price on the date of conversion. In such instances, Accounting Standards require that the embedded conversion option of the convertible promissory notes be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature. The discount is amortized over the life of the notes and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.  For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation date	$0.0020
Conversion price for the loans	$0.0012
Dividend yield	0.00%
Years to Maturity	1
Risk free rate	0.29%
Expected volatility	128.42%

6.      SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

On July 22, 2011, the Company received an additional loan in the amount of $10,000 from an investor for operating expenses. The loan bears interest at 8% per annum, and is convertible into shares of common stock.  The holder of the note has the right to convert at any time amounts outstanding under the note into shares of common stock at a conversion price per share equal to sixty percent (60%) of the average bid and ask price of the common stock for the previous five (5) trading days or if the common stock has not traded in the last thirty (30) business days, then sixty percent (60%) of the price that the maker’s common stock was last issued to a non-affiliated investor. The holders may elect payment of the principal of this note, before any repayment of interest.

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended June 30, 2011 compared to the Three and Six Months Ended June 30, 2010.

Total revenues increased by $233 to $30,089 for the three months ended June 30, 2011 compared to $29,856 for the prior period ended June 30, 2010. Total revenues decreased by $(1,288) to $47,952 for the six months ended June 30, 2011 compared to $49,240 for the prior period ended June 30, 2010. The overall decrease in revenues was due to the economic recession.

Cost of sales increased by $9,031 to $20,806 for the three months ended June 30, 2011 compared to $11,775 for the prior period ended June 30, 2010. Cost of sales increased by $11,354 to $34,481 for the six months ended June 30, 2011 compared to $23,127 for the prior period ended June 30, 2010. The gross profit decreased $(8,798) to $9,283 for the three months ended June 30, 2011 compared to $18,081 for the prior period ended June 30, 2010. Gross profits for the six month period ended decreased by $(12,642) to $13,471 compared to $26,113 for the prior period ended June 30, 2010. The decrease is attributed to a reduction in sales due to the economic recession.

Operations, including marketing, selling and general and administrative expenses for the three months ended June 30, 2011 increased by $19,332 to $49,649 compared to $30,317 for the prior period ended June 30, 2010.  Operating expenses for the six months ended June 30, 2011 increased by $19,115 to $74,718 compared to $55,603 for the prior period ended June 30, 2010. The increase in operating expenses resulted primarily from an increase in accounting and legal fees incurred in the current period.

Interest expense for the three months ended June 30, 2011 totaled $23,429, an increase of $18,894 over the three months ended June 30, 2010.  Interest expense for the six months ended June 30, 2011 totaled $47,839, an increase of $39,865 over the six months ended June 30, 2010. The increase in interest expense resulted from increased borrowing during the current period plus $38,842 of interest expense as a result of the beneficial conversion feature.

Net loss for the six months ended June 30, 2011 was $(105,009) as compared to a net loss of $(37,794) for the six months ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, we had an accumulated deficit of $(536,451), and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through investor and related party loans and through collection of our accounts receivable, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

As of June 30, 2011, our available balance of cash was $1,813.

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

During the six months ended June 30, 2011, the Company had a net decrease in cash of $(17).  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $(40,017) in cash for operating activities for the six months ended June 30, 2011 as compared to $(24,837) in the prior six months ended June 30, 2010.

Cash provided by financing activities. The Company received proceeds from convertible debentures of $40,000.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2010.

Off Balance Sheet Arrangements

During the six months ended June 30, 2011, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 6.	Exhibits

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report on Form
10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAMIN BLUE, INC.

August 15, 2011	By: /s/ Frank D. Ornelas
Frank D. Ornelas
President, Principal Executive Officer,
Principal Financial Officer

INDEX OF EXHIBITS

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation