Form 10-Q/A
period 2011-06-30
VITAMIN BLUE, INC.
filed 2011-08-15
CIK 1483623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q /A
Amendment No. 1

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

This Form 10-Q/A is filed solely to include the XBRL exhibits in the submission.  No changes were made to the body of the Form 10-Q.

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