Form 10-K/A
period 2010-12-31
VITAMIN BLUE, INC.
filed 2012-06-08
CIK 1483623

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
[Amendment No. 1]

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 000-54247

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

As of May 23, 2011, the Registrant had 526,525,000 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for Vitamin Blue, Inc. amends the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on May 26, 2011.  This Amendment No. 1 is being filed solely to revise certain portions of the report in response to comments issued by the SEC.

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

In pursuing a strategy of building and maintaining a strong foundation at the core surf market level, we have begun by distributing product to surfboard manufacturers and surf shops, which they in turn resell to retail customers. Terms of such sales are payment in full for the products within thirty (30) from date of delivery.   We intend to leverage this foundation by expanding product offerings and increasing brand penetration into the mainstream. We plan on expanding distribution into specialty stores and department stores.  In order to maintain long-term brand awareness we intend to stay true to our surfing roots as an authentic source for surf products. We also plan to support competitions through sponsoring athletes in order to create a visible foundation in the surf industry.

Our primary focus is on surfwear and surfing accessories.  We manufacture most of our surfing accessories and nearly all of our surfwear in-house.  Only the manufacturing of surfboard bags and the sewing of board shorts (surf trunks) are outsourced.

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

Our strategy is to build brand recognition in the core surf market with the aim of enhancing long-term growth potential. We intend to leverage the brand by expanding product offerings that appeal to boardsport participants and increasing brand penetration into the mainstream to attract those who affiliate themselves with the action sports lifestyle. We plan to extend our distribution to include specialty stores and department stores. Vitamin Blue will maintain its image by staying true to its surfing roots through the sponsorship of athletes, competitions, and other grassroots activities.

INDUSTRY OVERVIEW

In the United States, surf/skate sales for 2010 exceeded $6.24 billion.  Approximately, twenty-nine percent (29%) of sales ($1.8 billion) occurred in the west coast.  The surf industry had shown substantial growth of 10 percent for the previous five years, according to the most recent 2010 Surf Industry Manufacturers Association (SIMA) Distribution Study.  Sales are expected to grow steadily over the next several years.  Anticipated market growth can be attributed to a number of factors.  Outdoor, individual extreme action sports among the general population have become increasingly popular.  We believe that much of the increase in popularity is from shifting demographics, as the teenage population grows faster than the rest of the population.  Additionally, with the overall population pursuing a more physically active lifestyle, it is not uncommon for an entire family living in or near beach communities to surf together.  Surfing has attracted new comers, from young sons and daughters to middle aged fathers and mothers.

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

In the beginning, the only surfing accessory available was a surfboard.  Surfing apparel was extremely bulky and made from inflexible material such as canvas.  Early surf manufacturers include, among others, Hang Ten, Birdwell Beach Britches, and Kanvas by Katin.  Today’s competitors in the surf industry include Quiksilver, Billabong International, Volcom Inc., and Hurley, a division of Nike.  Today, surf companies typically offer a complete line of casual apparel for every season of the year.  A line of surfing accessory products is also offered.  The surf/skate market in the United States is in excess of $7.2 billion annually.  The industry has taken its casual clothing and innovative surf products across the globe.

We believe that opportunities for growth exist in the surfing industry over the next several years due to shifting demographics. For example, the teenage population, or  the “Generation Y” group, is growing faster than the rest of the population. We further believe that this group is an important demographic to target because it is a major participant in the action sports, such as surfing, and it has influence on fashion trends for older consumers such as Generation X-ers (persons born between 1965 and 1976) and Baby Boomers (1946 through 1964).

COMPANY STRATEGY

Our goal is to develop the Vitamin Blue brand into a leader in the surf industry by offering innovative quality products and service, timely delivery, aggressive grassroots marketing and word-of-mouth and print advertising.

The key points of our strategy are the following:

Continue to build a surf brand of long-term excellence for the Vitamin Blue name.

Vitamin Blue management intends to present the surf industry with an excellent image by offering superior quality products and customer service.  Branding the Vitamin Blue name and image will involve traditional marketing methods, such as core consumer magazines, trade magazines, trade shows, promotional goods, and sponsorship of top-performing athletes. Also, management will strive to create a positive consumer experience by offering surf products known for their functionality, athletic performance, longevity and value.

Concentrate on Five Main Value Chain Elements: Product, Quality, Image, Distribution, and Delivery.

Product.  The main thrust of Vitamin Blue’s strategy will revolve around the fashion, function and performance of our products.  Putting a product on the market that does not perform its function properly can lead to a rapid demise of a company.  In order to ensure that all product designs from Vitamin Blue meet the demands for which they are intended, we will use surfers to assist in the design of our surfwear and surfing accessory products.

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

Distribution.  Vitamin Blue is in the process of cultivating a variety of future distribution channels. This includes specialty shops and department stores, which we believe will make our products more available to as many consumers as possible.  Currently, we distribute our product through the core distribution channels consisting of surfboard manufacturers and surf shops.  We do not have any distribution agreements and all sales are final.  Terms of sales are payment in full for the products within thirty (30) from date of delivery.

DISTRIBUTION CHANNELS

We intend to cultivate a variety of distribution channels in order to make our products available to a large group of consumers.  However, we do not plan of developing low-end channels such as mass merchandisers and membership club stores, which we believe might diminish the quality and image of our products and brand name.  We believe that is difficult to sell product at full price when consumers can purchase it in discount outlets.

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

Surfboard Manufacturers

This retail outlet generally consists of single shops, where surfboards are designed, manufactured and marketed.  These shops are located in or near beach communities. This distribution channel is focused on the central surf market and represents a genuine source for surfing accessories.  Gaining and maintaining a presence within surfing manufacturers is one of the cornerstones to building long-term brand recognition in the core surf market. Among Vitamin Blue’s business relationships are surfboard manufacturers such as Hap Jacobs, Bing Surfboards, Bark Boards and Ron House Shapes, Dewey Weber and Stewart Surfboards. Vitamin Blue distributes surfing accessories through direct sales to these stores.

Surf Shops

This distribution channel typically consists of single to multiple retail outlets, located in or near beach communities, focused on the central surf market. Surf shops are an authentic retail source for complete lines of surfwear and surfing accessory products. Gaining and maintaining a presence within this segment is also a cornerstones to building long-term brand recognition in the core surf market. We have established distribution relationships with the following retail outlets:

•	Freeline Design (Santa Cruz, California)
•	The Frog House (Newport Beach, California)
•	Infinity Surfboards (Dana Point, California)
•	Legends SUP (Carlsbad, California)
•	Hi-Tech Surf Sports (Maui, Hawaii)
•	Second Wind Sail and Surf (Maui, Hawaii)
•	Hawaiian Island Surf and Sport (Maui, Hawaii)
•	Kennedy Surfboards (Woodland Hills, California)
•	Malibu Surf Shack, (Malibu, California)
•	E.T. Surf (Hermosa Beach, California)
•	Spyder (Hermosa Beach, California)
•	Costa Azul (Laguna Beach, California)
•	Icons of Surf (San Clemente, California)
•	Encinitas Surfboards (Encinitas, California)
•	Nor Easter Surf Shop (Scituate, Massachusetts)
•	Air & Speed Surf Shop (Montauk, New York)
•	Marsh’s Surf Shop (Atlantic Beach, North Carolina).

We distribute our complete line of products, from surfwear to surfing accessories, through this distribution channel with direct sales to these stores.

There are two types of retail outlets that Vitamin Blue intends to market to in the future: specialty stores and department stores:

Specialty Stores

Specialty stores are typically single, regional and national outlets generally located in or near beach or resort communities, shopping centers and shopping malls.  This distribution channel emphasizes the mainstream market, those who affiliate themselves with the action sports lifestyle.  Specialty store retail outlets are primarily tourist/vacation shops, sporting good stores such as the Sports Chalet, or regional and national retail stores such as Pacific Sunwear of California and Zumiez.  We intend to use this type of retail outlet to distribute surf wear with direct sales to these stores.

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

Delivery

Vitamin Blue has a primary objective to ensure timely delivery of products to retailers.  We believe that we have developed a reputation for on-time delivery that allows to continue developing existing relationships and to cultivate new business relationships with new distributors. We intend to pursue the following marketing strategies.

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

Vitamin Blue offers T-Shirts made of quality 100% heavy cotton.  The shirts are made loose fitting and offered in a variety of colors with various surf graphics depicted.  We also offer pullover hooded fleece made of 80% cotton and 20% polyester.

Pullover hooded fleece made of 80% cotton and 20% polyester is also offered.

Surfing Accessories

Included among these products are:

•	Surfboard Travel Bags, which offer surfboard protection and can be used daily or for long distance surf trips.

•	Surf Gear Travel Bags, which are duffle bags used to carry surfing essentials on surf trips.

•	Surf Backpacks, which are specially, designed wet bag backpacks for wetsuit storage.

•	Roof-Rack Pads, used on existing car roof racks for surfboard protection and security on daily surf outings.

Operations and Manufacturing

Vitamin Blue conducts design, marketing, distribution and nearly all manufacturing in-house for all of its products. Our President, Frank D. Ornelas, designs all products distributed and manufactured by Vitamin Blue. Vitamin Blue manufacturing activities and capabilities include cutting, sewing and silk-screening.  The sewing of board shorts (surf trunks) and the manufacturing of surfboard bags are the only functions outsourced.  By outsourcing these two product categories, Vitamin Blue only engages in its core products.  We strive to continuously improve the design quality and timely delivery of our products.

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

KEY RELATIONSHIPS

Our marketing program is focused on promoting a positive image of our products to consumers and wholesale accounts.  Key elements of Vitamin Blue’s public relations and advertising efforts include:

Print advertising (for example, Eastern Surf Magazine, Bliss Magazine)

•	Trade Shows (Surf Expo)

•	Industry – Specific events sponsorship (for example Surf Contests and Surf Camps)

•	Promotional goods

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

Government Regulation

We are subject to certain federal, state and local laws and regulations affecting our business and products, particularly those promulgated by the Federal Trade Commission and the Consumer Products Safety Commission. These regulations relate principally to product labeling, licensing requirements, product safety and labor and workplace rules. Failure to comply with such laws and regulations may expose us to potential liability and have an adverse effect on our results of operations.  We believe that we are in substantial compliance with those currently existing regulations, as well as applicable federal, state and local laws.

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

INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE, SUBJECT TO NUMEROUS AND SUBSTANTIAL RISKS, MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY AND MANY OF WHICH CANNOT BE REASONABLE ASCERTAINED OR QUANTIFIED AT THIS TIME.  THE SHARES ARE SUITABLE ONLY AS AN INVESTMENT FOR THOSE WHO ARE ABLE TO AFFORD A COMPLETE LOSS OF THEIR INVESTMENT.  THEREFORE, PROSPECTIVE SUBSCRIBERS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS TOGETHER WITH ALL OTHER INFORMATION CONTAINED IN THIS REPORT BEFORE DECIDING TO INVEST IN OUR COMMON STOCK.

Any investment in our common stock involves a high degree of risk.  Prospective investors should carefully consider the following information about these risks, together with the other information contained in this Report, before they decide whether to buy any shares.  If any of the following risks occur, the business, and the results of operations and financial condition, would likely suffer.

We have limited operating history and results; prior losses and no independent operations.

We have a limited operating history that has resulted in operating losses. The accumulated net losses since inception on May 25, 1999 to December 31, 2010 have amounted to $431,442. There can be no assurance as to when or whether we will be able to achieve sustained and growing operating revenues. Or if operating revenues are achieved, there can be no assurance they can be sustained. For additional information please refer to our financial statements with notes that appear elsewhere in this Report.

RISKS RELATED TO OUR BUSINESS

If our operations are not sufficient to sustain our business and possible future expansion, we may have to seek additional funding.

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

Our Independent Registered Accountants’ Report states that there is a substantial doubt that we will be able to continue as a going concern.

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

We are and will continue to be dependent upon key personnel.

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

Our Sole Officer has no experience in managing a public company.

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

We may acquire other companies or product lines.

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

Risk Factor Related to Controls and Procedures

If we are unable to develop and maintain an effective system of internal controls, stockholders and prospective investors may lose confidence in the reliability of our financial reporting.

The Company has limited segregation of duties amongst its officers and employees with respect to the Company's preparation and review of the Company's financial statements due to the limited number of employees, which is a material weakness in internal controls. If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of  stock.

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

Overview and Plan of Operation

Results of Operations 2010 Compared to 2009

Total revenues decreased 14% or  $(18,870) to $112,947 for the year ended December 31, 2010 compared to  $131,817 for the prior year ended December 31, 2009. Revenues decreased due to a lack of funds to expend on advertising to take advantage of market opportunities and due to a decline in general economic conditions. As a result, the number of units sold decreased and pricing remained stable.

Cost of sales decreased 15 % or $(14,897) to $85,581 for the year ended December 31, 2010 compared to  $100,478 for the prior year ended December 31, 2009 primarily related to the decrease in revenues and reduction in the purchase of inventory.  The gross profit decreased 13% or $(3,973) to $27,366 for the year ended December 31, 2010 compared to $31,339 for the same period in 2009, also due to the decline in sales.

Operations, including marketing, selling and general and administrative expenses for fiscal 2010 decreased 3% or $(4,137) to $122,331 from $126,468 for fiscal 2009. The decrease in operating expenses resulted primarily from less audit and accounting fees incurred in the current period.

Interest expense for fiscal 2010 totaled $56,227 an increase of $44,715 over fiscal 2009.  The increase in interest expense resulted from increased borrowing during 2010 and from amortization of a $40,000 debt discount on newly issued convertible promissory notes issued in 2010.

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

During the year ended December 31, 2010, the Company had a net increase in cash of $753.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $(44,247) in cash for operating activities for the year ended December 31, 2010 as compared to $(12,975) in the prior year ended December 31, 2009. The 2010 result was primarily due to the $157,948 net loss, which was partially offset $46,133 in derivative liability that represents the increase in outstanding convertible notes.  Also offsetting the cash used by operating activities was $28,959 in contributed services representing unpaid salaries to the Company’s President and the $16,213 increase in accrued expenses and $12,503 increase in accounts payable.

Cash provided by financing activities. Net cash provided in financing activities was $45,000 for the year ended December 31, 2010, compared to $10,300 in 2009.  This represented $40,000 in proceeds from convertible promissory notes payable and $6,000 from proceeds from related party loans payable, partially offset by $1,000 in payments on related party loans payable.

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

Reserve for Obsolete/Excess Inventory

Inventories are stated at the lower of cost or market.  We regularly review our inventories and, when required, will write down any excess or obsolete inventory based on factors that may impact the realizable value of our inventory including, but not limited to, market demand, regulatory requirements and significant changes in our cost structure.  If ultimate usage varies significantly from expected usage, or other factors arise that are significantly different than those anticipated by management, inventory write-downs or increases in reserves may be required. During the years ended December 31, 2010 and 2009, there were no inventory write downs recorded.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subsequent to the year ended December 31, 2010, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, it was concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by us in our periodic reports that we file or submit under the Exchange Act is:

(i)	recorded, processed, summarized and reported, within the time periods specified for each report; and

(ii)
that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company.  Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, have assessed the effectiveness of our internal control over financial reporting as of the year ended December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2010.

This annual report does not include an attestation report by HJ Associates & Consultants, LLP, our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

 Management has concluded that controls over both disclosure controls and financial reporting controls are ineffective due to material weaknesses in maintaining sufficient segregation of duties. Our President is the sole director and acts both as our chief executive officer and principal financial officer.  Due our size and limited resources, we are unable at this time to retain additional qualified personnel and to implement and maintain proper segregation of duties.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 During the years ended December 31, 2010, 2009 and 2008, Frank Ornelas, the Company’s Chief Executive Officers’ annual salary was $50,000.  The Company has also paid for various personal expenses on behalf of Mr. Ornelas. The unpaid portion of the Mr. Ornelas’ salary for the years ended December 31, 2010, 2009 and 2008 has been reflected as capital contributed in accordance with SAB Topic 5T. Mr. Ornelas has agreed to waive the unpaid portions of his past salary.

Summary Compensation Table

	Year	Salary	Total
Name	($)	($)	Compensation

Frank D. Ornelas	2010	21,041	21,041	(1)
President,	2009	21,835	21,835	(2)
Treasurer and	2008	21,637	21,637	(3)
Chief Executive
Officer

Veronica C. Ornelas	2010	0	0
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

14	Code of Ethics

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitamin Blue Inc.

By:	/s/ Frank D. Ornelas	Dated:	June 8, 2012
Frank D. Ornelas
President, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Frank D. Ornelas	Dated:	June 8, 2012
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

14	Code of Ethics

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

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

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2010	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157,948)	$(108,477)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	116	1,369
Bad debt expense	2,286	1,571
Contributed services	28,959	28,165
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	560	1,022
Inventory	6,931	30,227
Increase (Decrease) in:
Accounts payable	12,503	18,436
Accrued expenses	16,213	14,712
Derivative liability	46,133	-

NET CASH USED IN OPERATING ACTIVITIES	(44,247)	(12,975)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans payable	6,000	-
Payments on related party loans payable	(1,000)	-
Proceeds from loans payable	40,000	-
Proceeds from subscriptions payable	-	10,300

NET CASH PROVIDED IN FINANCING ACTIVITIES	45,000	10,300

NET INCREASE/(DECREASE) IN CASH	753	(2,675)

CASH, BEGINNING OF YEAR	1,077	3,752

CASH, END OF YEAR	$1,830	$1,077

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

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

Revenue Recognition
The Company recognizes revenue upon delivery, provided that evidence of an arrangement exits, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns, which is based upon our return policy, sales agreements, management estimates of potential future products returns related to current period revenue, current economic trends, changes in customer composition and historical experience. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluation of our customers and historic credit losses have been within our expectations. This is a critical policy, because we want our accounting to show only sales which is “final” with a payment arrangement.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Derivative Liability	$46,133	$-	$-	$46,133

Total liabilities measured at fair value	$46,133	$-	$-	$46,133

Inventory
Inventories are stated at the lower of cost (first-in, first-out basis) or market. As of December 31, 2010 and 2009, inventory consisted of the following items:

	December 31,
	2010	2009
Raw materials	$8,077	$9,485
Work in process	-	-
Finished goods	7,380	12,468
Promotional items	315	750
Total	$15,772	$22,703

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The issuance of common shares for the convertible promissory notes could potentially dilute basic earnings per share. However, the 33,333,333 and 0 shares of common stock into which the convertible promissory notes are convertible as of December 31, 2010 and 2009, respectively, have not been included in the computation since they would have also been anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2010 and 2009, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.  A reconciliation of the numerators and denominators used in the computation of loss per share is as follows:

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

During the years ended December 31, 2010 and 2009, Frank Ornelas, the Company’s Chief Executive Officer’s  annual salary was $50,000. During the years ended December 31, 2010 and 2009, the Company paid for various personal expenses on behalf of the CEO totaling $21,041 and $21,835, respectively. The unpaid portion of the CEO’s salary of $28,959 and $28,165, respectively, for the years ended December 31, 2010 and 2009 has been reflected as contributed capital in accordance with SAB Topic 5T.  The CEO has agreed to waive the unpaid portions of his salary and no shares have been or will be issued to the CEO in exchange for this unpaid salary.

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

In accordance with accounting standards applicable to convertible promissory notes issued by the Company in instances where the number into which a note can be converted is not fixed. For example, when a note converts at a discount to market based on the stock price on the date of conversion. In such instances, accounting standards requires that the embedded conversion option of the convertible promissory notes be bifurcated from the host contract and recorded at their fair value.  In accounting for derivatives under accounting standards, the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature. The discount is amortized over the life of the convertible promissory notes and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.  For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:  The value of the liability at December 31, 2010 and 2009 were $46,133 and $0 respectively.

Stock price on the valuation date	$0.0020
Conversion price for the loans	$0.0012
Dividend yield	0.00%
Years to Maturity	1
Rick free rate	0.29%
Expected volatility	165.77%

10.	SUBSCRIPTIONS PAYABLE

During the year ended December 31, 2009, the Company received $10,300 from investors for subscriptions payable to purchase 5,150,000 shares of common stock at $0.002 per share. The value of these subscriptions, were reflected as a liability due to the length of time that the subscriptions were outstanding prior to the issuance of the stock in settlement of these subscriptions which occurred during the first quarter of 2011. As of December 31, 2010 and 2009, the Company had $33,050 and $33,050, respectively, of subscriptions payable from investors to purchase shares of common stock to be issued at a future date. The Company issued 16,525,000 shares of common stock in fulfillment of these subscriptions February 28, 2011.

11.	SUBSEQUENT EVENTS

Management evaluated subsequent events pursuant to ASC Topic 855 and identified the following subsequent event for disclosure:

On February 28, 2011, the Company issued 16,525,000 shares of common stock for subscription payables in the amount of $33,050.

On January 12, 2011, March 1, 2011, and April 12, 2011, the Company received convertible loans in the amount of $10,000 each from an investor for operating expenses. The loans bear interest at 8% per annum, and the principal and interest are convertible into shares of common stock within one year from the date the funds were received. The shares of common stock are convertible at a rate of 60% of the average bid and asking price of the common stock for the previous five (5) trading days or if in the common stock has not traded in the last thirty (30) business days, then sixty percent (60%) of the price that the Company’s common stock was last issued to a non-affiliated investor.