Form 10-Q/A
period 2011-06-30
VITAMIN BLUE, INC.
filed 2012-06-08
CIK 1483623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
[Amendment No. 2]

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

VITAMIN BLUE, INC.

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A for Vitamin Blue, Inc. amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 and Amendment No. 1 to that report filed with the SEC on August 15, 2011.  This Amendment No. 2 is being filed solely to revise certain portions of the report in response to comments issued by the SEC.

PART  I   —   FINANCIAL INFORMATION

Item 1.    Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

VITAMIN BLUE, INC.

Financial Statements

June 30, 2011

VITAMIN BLUE, INC
BALANCE SHEETS

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2010 and 2009, the balances reported for cash, inventory, prepaid expenses, accounts payable, accrued expenses, loans payable, and convertible promissory notes payable approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2011:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Derivative Liability	$80,526	$-	$-	$80,526

Total liabilities measured at fair value	$80,526	$-	$-	$80,526

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the six months ended June 30, 2011, and no new pronouncements were adopted during the period.

3.     CAPITAL STOCK

During the six months ended June 30, 2011, the Company issued 16,525,000 shares of common stock at a price of $0.002 per share for subscription payables.

4.      LOANS PAYABLE

The Company received $0 in new loan proceeds for the period ended June 30, 2011. As of June 30, 2011, the principal balance of the Company’s outstanding loans payable were $110,000, which bears interest at the rate of 8% per annum, and are due upon demand. The balance due for the period ended June 30, 2011 including all accrued and unpaid interest was $162,305. The loans do not contain any type of conversion feature. The Company intends to retire these loans at a future date through the issuance of shares of common stock at a rate to be agreed upon by both the lenders and the Company at the time the retirement is to be completed. There was no interest paid during the period ended June 30, 2011.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

5.     RELATED PARTY

As of June 30, 2011, the Company has loans outstanding from Veronica Ornelas the sister of the corporate president in the amount of $8,000. The Company has imputed interest on these loans at the rate of 9% per annum.  As of June 30, 2011, the balance of accrued interest payable to this related party was $1,494.

Frank Ornelas, the Company’s Chief Executive Officer, receives an annual salary of $50,000. During the six month periods ended June 30, 2011 and 2010, the Company paid for various personal expenses on behalf of the CEO totaling $13,290 and $10,039, respectively, which have been recognized as payments against this annual salary. The unpaid portions of the CEO’s salary of $11,710 and $14,961, respectively, for the six month periods ended June 30, 2011 and 2010, have been reflected as contributed capital in accordance with SAB Topic 5T.  The CEO has agreed to waive the unpaid portions of his salary and no shares have been or will be issued to the CEO in exchange for this unpaid salary.

6.     CONVERTIBLE PROMISSORY NOTES

As of June 30, 2011, the Company received eight loans in the form of convertible debentures from three individuals in the amounts of $10,000 each for a total of $80,000. The loans bear interest at 8% per annum on the unpaid balance until paid or until default. The convertible promissory note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

The Holders of the debentures have the right to convert at any time amounts outstanding under the debentures into shares of common stock at a conversion price per share equal to sixty (60%) of the average bid and ask price of the common stock for the previous five (5) trading days or if the common stock has not traded in the last thirty (30) business days, then sixty percent (60%) of the price that the Maker’s common stock was last issued to a non-affiliated investor. The holders may elect payment of the principal of this note, before any repayment of interest.

ASC Topic 815 provides applicable guidance to the convertible promissory notes issued by the Company in instances where the number into which a note can be converted is not fixed. For example, when a note converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible promissory notes be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible promissory notes, which resulted in the recognition of $40,000 in interest expense for the year ended December 31, 2010, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation date	$0.0020
Conversion price for the loans	$0.0012
Dividend yield	0.00%
Years to Maturity	1
Risk free rate	0.29%
Expected volatility	128.42%

The value of the derivative liability at June 30, 2011 was $80,526.

7.     SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 15, 2011, the date the financial statement were issued, according to the requirements of ASC TOPIC 855 and has reported the following:

On July 22, 2011, the Company received an additional loan in the amount of $10,000 from an investor for operating expenses. The loan bears interest at 8% per annum, and the principal and interest is convertible into shares of common stock within one year from the date the funds were received. The shares of common stock are convertible at a rate of 60% of the average bid and asking price of the common stock for the previous five (5) trading days or if in the common stock has not traded in the last thirty (30) business days, then sixty percent (60%) of the price that the Company’s common stock was last issued to a non-affiliated investor.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended June 30, 2011 compared to the Three and Six Months Ended June 30, 2010.

Total revenues increased by $233 to $30,089 for the three months ended June 30, 2011 compared to $29,856 for the prior period ended June 30, 2010. Total revenues decreased by $(1,288) to $47,952 for the six months ended June 30, 2011 compared to $49,240 for the prior period ended June 30, 2010. We attributed the decrease to the lack of funds to increase adverting expenditures in order to take advantage of market opportunities.

Cost of sales increased by $9,031 to $20,806 for the three months ended June 30, 2011 compared to $11,775 for the prior period ended June 30, 2010. Cost of sales increased by $11,354 to $34,481 for the six months ended June 30, 2011 compared to $23,127 for the prior period ended June 30, 2010. The gross profit decreased $(8,798) to $9,283 for the three months ended June 30, 2011 compared to $18,081 for the prior period ended June 30, 2010. Gross profits for the six month period ended decreased by $(12,642) to $13,471 compared to $26,113 for the prior period ended June 30, 2010. The decrease in gross profits is attributed to the increased cost of sales and general economic conditions.

Operating expenses, including marketing, selling and general and administrative expenses for the three months ended June 30, 2011 increased by $19,332 to $49,649 compared to $30,317 for the prior period ended June 30, 2010. Operating expenses for the six months ended June 30, 2011 increased by $19,115 to $74,718 compared to $55,603 for the prior period ended June 30, 2010. The increase in operating expenses resulted primarily from an increase in accounting and legal fees incurred in the current period.

Interest expense for the three months ended June 30, 2011 totaled $23,429, an increase of $18,894 over $4,535 for the three months ended June 30, 2010. Interest expense for the six months ended June 30, 2011 totaled $47,839, an increase of $39,865 over $7,974 for the six months ended June 30, 2010. The increase in interest expense resulted from increased borrowing during the current period plus $38,842 of interest expense resulting from the amortization of debt discounts during the six months ended June 30, 2011.

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

During the six months ended June 30, 2011, the Company had a net decrease in cash of $(17).  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $(40,017) in cash for operating activities for the six months ended June 30, 2011 as compared to $(24,837) in the prior six months ended June 30, 2010. This result is primarily attributed to the increased net loss for the period, partially offset by a derivative liability of $34,393.

Cash provided by financing activities. The Company received proceeds from convertible promissory notes payable of $40,000 during the six months ended June 30, 2011.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2011.

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

Forward Looking Statements - Cautionary Factors

Certain statements in this report contain "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.   When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.

Additional risks and uncertainties not currently known or deemed to be immaterial also may materially adversely affect the business, financial condition and/or operating results.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer, also acting as principal financial officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, it was concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by us in our ;periodic reports that we file or submit under the Exchange Act for the following reasons:

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

Part II.  Other Information

Item 1.   Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.   Risk Factors

This item is not required for a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.   Defaults Upon Senior Securities

This Item is not applicable.

Item 4.  Removed and Reserved

Item 5.  Other Information

This Item is not applicable.

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

VITAMIN BLUE, INC.

June 8, 2012	By: /s/ Frank D. Ornelas
Frank D. Ornelas
President, Principal Executive Officer,
Principal Financial Officer