Form 10-K/A
period 2010-12-31
VITAMIN BLUE, INC.
filed 2012-07-18
CIK 1483623

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
[Amendment No. 2]

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

As of May 23, 2011, the Registrant had 526,525,000 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K/A for Vitamin Blue, Inc. amends the amended Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the SEC on June 8, 2011.  This Amendment No. 2 is being filed solely to revise certain portions of the report in response to comments issued by the SEC.

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

In pursuing a strategy of building and maintaining a strong foundation at the core surf market level, we have begun by distributing product to surfboard manufacturers and surf shops, which they in turn resell to retail customers. Terms of such sales are payment in full for the products within thirty (30) days from date of delivery.   We intend to leverage this foundation by expanding product offerings and increasing brand penetration into the mainstream. We plan on expanding distribution into specialty stores and department stores.  In order to maintain long-term brand awareness we intend to stay true to our surfing roots as an authentic source for surf products. We also plan to support competitions through sponsoring athletes in order to create a visible foundation in the surf industry.

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

INDUSTRY OVERVIEW

Management is of the opinion that the surf industry has shown continuing growth for the previous five years, according to the most recent 2010 Surf Industry Manufacturers Association (SIMA) Distribution Study (available at http://www.sima.com).  we also anticipate that sales will continue to grow over the next several years.  Anticipated market growth can be attributed to a number of factors.  Outdoor, individual extreme action sports among the general population have become increasingly popular.  We believe that much of the increase in popularity is from shifting demographics, as the teenage population grows faster than the rest of the population.  Additionally, with the overall population pursuing a more physically active lifestyle, it is not uncommon for an entire family living in or near beach communities to surf together.  Surfing has attracted new comers, from young sons and daughters to middle aged fathers and mothers.

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

In the beginning, the only surfing accessory available was a surfboard.  Surfing apparel was extremely bulky and made from inflexible material such as canvas.  Early surf manufacturers include, among others, Hang Ten, Birdwell Beach Britches, and Kanvas by Katin.  Today’s competitors in the surf industry include Quicksilver, Billabong International, Volcom Inc., and Hurley, a division of Nike.  Today, surf companies typically offer a complete line of casual apparel for every season of the year.  A line of surfing accessory products is also offered.
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

Distribution.  Vitamin Blue is in the process of cultivating a variety of future distribution channels. This includes specialty shops and department stores, which we believe will make our products more available to as many consumers as possible.  Currently, we distribute our product through the core distribution channels consisting of surfboard manufacturers and surf shops.  We do not have any distribution agreements and all sales are final. Typically all sales to a new customer are “cash on delivery.” For established customers, all sales are payment in full for the products within thirty (30) days from date of delivery. The recipient owners of the business are responsible for all payments.

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

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

We believe that some of the information contained in this prospectus constitutes forward-looking statements. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", or "the Company believes", or other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

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

Critical Accounting Policies

We recognize revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”).  We recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  Shipping terms are typically FOB shipping point and we bill our customers for shipping and handling and include such amounts in sales. We accrue for warranty costs, sales returns and other allowances based on our experience, which tells us we have less than $5,000 per year in warranty returns and allowances. Generally, we extend credit to our customers and do not require collateral.  We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations. We do not make consignment sales, nor inventory sales subject to a “buy back” or return arrangement from customers.  Accordingly, our customers do not presently have a right to return unsold products to us outside of returns for defective product.  Occasionally we offer our customers volume incentives on surfboard travel boards.

a.) Shipping terms in Southern California, we deliver our products directly to our customers. Elsewhere, our products are shipped FOB shipping point. We recognize revenue when products are shipped.

b.) We bill our customers for shipping and handling and we include such amounts in sales.

c.) Our return policy consists of accepting product returns within 30 days of shipment.

d.) Occasionally, we offer volume incentives on surfboard travel bags. Customers who informally agree to purchase 100 surfboard travel bags over the course of a year receive a 7 1/2% discount.

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

Subsequent to the year ended December 31, 2010, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, it was concluded that as of December 31, 2010, our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by us in our periodic reports that we file or submit under the Exchange Act is:

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

Frank Ornelas has served as President and Chief Executive Officer of Vitamin Blue since he founded the Company in 1999. Previously from 1983 to 1999, he held different positions in the financial services industry including securities analyst, options and bond trader and stockbroker with various financial firms.  Mr. Ornelas received his Bachelors of Science degree in Business Administration from California State University at Long Beach. We believe Mr. Ornelas’ experience in various capacities in the financial services industry and his thirteen years operating Vitamin Blue provides Mr. Ornelas with ample qualifications to serve as a director and to operate the company as its CEO.

Veronica C. Ornelas was elected Vice President and Secretary on December 27, 2010.  Since 1989, she has owned and operated Ornelas Graphic Designs, a custom screen printing business located in Costa Mesa, California.  Ms. Ornelas is the sister of Frank Ornelas, the company’s President and Chief Executive Officer.

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

During the years ended December 31, 2010, 2009 and 2008, Frank Ornelas, the Company’s Chief Executive Officers’ annual salary was $50,000.  The Company has also paid for various personal expenses on behalf of Mr. Ornelas in lieu of his salary totaling $21,041 for 2010, $21,835 for 2009 and $21,637 for 2008. The unpaid portion of the Mr. Ornelas’ salary of $28,959 for 2010, $28,165 for 2009 and $28,363 for 2008, has been reflected as capital contributed in accordance with SAB Topic 5T. Mr. Ornelas has agreed to waive the unpaid portions of his past salary.

Summary Compensation Table

	Year	Salary	Total
Name	($)	($)	Compensation

Frank D. Ornelas	2010	50,000	50,000	(1)
President,	2009	50,000	50,000	(2)
Treasurer and	2008	50,000	50,000	(3)
Chief Executive
Officer

Veronica C. Ornelas	2010	0	0
Vice President and
Secretary

(1)  Paid $21,041 in personal expenses on behalf of Mr. Ornelas during 2010 in lieu of direct salary payments – balance of $28,959 was deemed contributed services to the company and has been waived by Mr. Ornelas.

(2)  Paid $21,835 in personal expenses on behalf of Mr. Ornelas during 2009 in lieu of direct salary payments – balance of $28,165 was deemed contributed services to the company and has been waived by Mr. Ornelas.

(3)  Paid $21,637 in personal expenses on behalf of Mr. Ornelas during 2008 in lieu of direct salary payments – balance of $28,363 was deemed contributed services to the company and has been waived by Mr. Ornelas.

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

During the past two fiscal years we have subleased from Ms. Ornelas our principal place of business and executive offices, located at 1005 West 18th Street, Costa Mesa, California 92627.  The facilities are leased on a month-to-month basis and consist of approximately 650 square feet of warehouse space, for which we pay $565 per month, or $6,780 per year.

 During the years ended December 31, 2010, 2009 and 2008, Frank Ornelas, the Company’s Chief Executive Officers’ annual salary was $50,000.  The Company paid for various personal expenses on behalf of Mr. Ornelas in lieu of his salary totaling $21,041 for 2010, $21,835 for 2009 and $21,637 for 2008. The unpaid portion of the Mr. Ornelas’ salary of $28,959 for 2010, $28,165 for 2009 and $28,363 for 2008, has been waived by Mr. Ornelas and recorded as contributed capital.

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

Vitamin Blue Inc.

By:	/s/ Frank D. Ornelas	Dated:	July 18, 2012
Frank D. Ornelas
President, CEO & CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frank D. Ornelas	Dated:	July 18, 2012
Frank D. Ornelas
President
Chief Executive Officer
Chief Financial Officer
Director

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

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2010	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157,948)	$(108,477)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	116	1,369
Bad debt expense	2,286	1,571
Contributed services	28,959	28,165
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	560	1,022
Inventory	6,931	30,227
Increase (Decrease) in:
Accounts payable	12,503	18,436
Accrued expenses	16,213	14,712
Derivative liability	46,133	-

NET CASH USED IN OPERATING ACTIVITIES	(44,247)	(12,975)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans payable	6,000	-
Payments on related party loans payable	(1,000)	-
Proceeds from convertible promissory notes	40,000	-
Proceeds from subscriptions payable	-	10,300

NET CASH PROVIDED IN FINANCING ACTIVITIES	45,000	10,300

NET INCREASE/(DECREASE) IN CASH	753	(2,675)

CASH, BEGINNING OF YEAR	1,077	3,752

CASH, END OF YEAR	$1,830	$1,077

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2010 and 2009, the amounts reported for cash, inventory, prepaid expenses, accounts payable, accrued expenses, loans payable and convertible promissory notes approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	-	-		$-

Total assets measured at fair value	$-	-	-		-
				$
Derivative Liability	$46,133	-	-		$46,133

Total liabilities measured at fair value	$46,133	-	-		$46,133

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

During the year ended December 31, 2010, the Company received $0 in new loan proceeds.  As of December 31, 2010, the balance of the Company’s outstanding loans payable was $110,000 which bears interest at the rate of 8% per annum and are due upon demand. The balance due as of December 31, 2010 and 2009, including all accrued and unpaid interest was $153,667 and $144,867, respectively. The loans do not contain any type of conversion feature. The Company intends to retire these loans at a future date through the issuance of shares of common stock at a rate to be agreed upon by both the lenders and the Company at the time the retirement is to be completed. There was no interest paid during the years ended December 31, 2010 and 2009, respectively.

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

At December 31, 2010, the Company had net operating loss carry-forwards of approximately $266,000 which begin to expire in the year 2026. No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

ASC Topic 815 provides guidance applicable to convertible promissory notes issued by the Company in instances where the number into which a note can be converted is not fixed. For example, when a note converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible promissory notes be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible promissory notes, which resulted in the recognition of $40,000 in interest expense for the year ended December 31, 2010, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation date	$0.0020
Conversion price for the loans	$0.0012
Dividend yield	0.00%
Years to Maturity	1
Rick free rate	0.29%
Expected volatility	165.77%

The value of the liability at December 31, 2010 and 2009 were $46,133 and $0 respectively.

10.	SUBSCRIPTIONS PAYABLE

During the year ended December 31, 2009, the Company received $10,300 from investors for subscriptions payable to purchase 5,150,000 shares of common stock at $0.002 per share. The value of these subscriptions, were reflected as a liability due to the length of time that the subscriptions were outstanding prior to the issuance of the stock in settlement of these subscriptions which occurred during the first quarter of 2011. As of December 31, 2010 and 2009, the Company had $33,050 and $33,050, respectively, of subscriptions payable from investors to purchase shares of common stock to be issued at a future date. The Company issued 16,525,000 shares of common stock in fulfillment of these subscriptions on February 28, 2011.

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