Form 10-Q
period 2012-09-30
VITAMIN BLUE, INC.
filed 2012-11-14
CIK 1483623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to ______

Commission File Number  000-54247

VITAMIN BLUE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0858127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1005 West 18th Street, Costa Mesa, California 92627
(Address of principal executive offices)

(949) 645-4592
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [  ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 14, 2012

Common Stock, $0.0001 par value	575,445,000

PART  I   —   FINANCIAL INFORMATION

Item 1.     Financial Statements

The accompanying unaudited balance sheet of Vitamin Blue, Inc. at September 30, 2012, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2012 and 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s December 31, 2011 audited financial statements.  Operating results for the period ended September 30, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

VITAMIN BLUE, INC.
BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$347	$1,416
Accounts receivable, net	12,284	5,776
Inventory	10,913	13,041
Prepaid expenses	33,750	-

TOTAL CURRENT ASSETS	57,294	20,233

PROPERTY & EQUIPMENT, at cost
Vehicles	21,811	21,811
Machinery & equipment	2,420	2,420
Office equipment	1,839	1,839
	26,070	26,070
Less accumulated depreciation	(25,953)	(24,792)

NET PROPERTY AND EQUIPMENT	117	1,278

TOTAL ASSETS	$57,411	$21,511

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$98,273	$84,842
Accrued expenses	33,397	29,458
Accrued interest, related party	2,412	1,861
Accrued interest, other	75,434	60,629
Derivative liability	166,596	119,991
Convertible promissory notes	132,040	110,000
Loans payable	110,000	110,000
Loan payable, related party	8,000	10,000

TOTAL CURRENT LIABILITIES	626,152	526,781

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.0001 par value 100,000,000 authorized preferred shares; none issued or outstanding	-	-
Common Stock, $0.0001 par value; 900,000,000 shares authorized 569,825,000 and 526,525,000 shares issued and outstanding, respectively	56,983	52,653
Additional paid in capital	212,038	97,197
Accumulated deficit	(837,762)	(655,120)

TOTAL SHAREHOLDERS' DEFICIT	(568,741)	(505,270)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$57,411	$21,511

The accompanying notes are an integral part of these financial statements.

VITAMIN BLUE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUE	$38,835	$36,579	$99,254	$84,531

COST OF SALES	22,820	23,532	57,176	58,013

GROSS PROFIT	16,015	13,047	42,078	26,518

OPERATING EXPENSES	51,009	49,843	125,636	124,561
DEPRECIATION EXPENSE	385	41	1,161	98

TOTAL OPERATING EXPENSES	51,394	49,884	126,797	124,659

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(35,379)	(36,837)	(84,719)	(98,141)

OTHER EXPENSES
Penalties	(111)	(106)	(322)	(421)
Derivative valuation gain/(loss)	(24,902)	2,965	(28,174)	4,564
Interest expense	(16,475)	(24,578)	(69,427)	(71,040)

TOTAL OTHER EXPENSES	(41,488)	(21,719)	(97,923)	(66,897)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(76,867)	(58,556)	(182,642)	(165,038)
Provision for income taxes	-	-	-	-

NET LOSS	$(76,867)	$(58,556)	$(182,642)	$(165,038)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	533,729,348	526,525,000	528,943,978	523,014,194

The accompanying notes are an integral part of these financial statements.

VITAMIN BLUE, INC.
STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Defitcit	Total
Balance at December 31, 2011	-	$-	526,525,000	$52,653	$97,197	$(655,120)	$(505,270)

Issuance of common stock for conversion of promissory notes (unaudited)	-	-	23,300,000	2,330	25,630	-	27,960

Issuance of common stock for services at fair value (unaudited)	-	-	20,000,000	2,000	38,000	-	40,000

Adjustment to derivative liability for converted promissory notes (unaudited)	-	-	-	-	31,475	-	31,475

Contributed services (unaudited)	-	-	-	-	19,736	-	19,736

Net Loss for the nine months ended September 30, 2012 (unaudited)	-	-	-	-	-	(182,642)	(182,642)

Balance at September 30, 2012 (unaudited)	-	$-	569,825,000	$56,983	$212,038	$(837,762)	$(568,741)

The accompanying notes are an integral part of these financial statements.

VITAMIN BLUE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(182,642)	$(165,038)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	1,161	99
Bad debt expense	158	(382)
Contributed services	19,736	19,239
Common stock issued for services	40,000	-
Amortization of debt discounts recognized as interest expense	49,906	57,545
Derivative valuation loss	28,174	(4,564)
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(6,666)	(2,740)
Prepaid expenses	(33,750)	-
Inventory	2,128	2,404
Increase (Decrease) in:
Accounts payable	13,431	20,638
Accrued expenses	19,295	17,936

NET CASH USED IN OPERATING ACTIVITIES	(49,069)	(54,863)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of warehouse equipment	-	(1,400)

NET CASH USED IN INVESTING ACTIVITIES	-	(1,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party loans payable	(2,000)	-
Proceeds from convertible promissory notes	50,000	60,000

NET CASH PROVIDED IN FINANCING ACTIVITIES	48,000	60,000

NET INCREASE/(DECREASE) IN CASH	(1,069)	3,737

CASH, BEGINNING OF PERIOD	1,416	1,830
		-
CASH, END OF PERIOD	$347	$5,567

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
During the nine months ended Spetember 30, 2012, the Company issued 23,300,000 shares of common stock in conversion of $27,960 in convertible promissory notes payable. During the nine months ended September 30, 2011, the Company issued 16,525,000 shares of common stock in settlement of $33,050 in subscriptions payable.

The accompanying notes are an integral part of these financial statements.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes for the year ended December 31, 2011.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholder through the period ended September 30, 2012. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Accounts receivable
The Company extends credit to its customers, who are located primarily in California.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balances of the allowance account at September 30, 2012 and 2011 is $3,589 and $3,475 respectively.

Revenue Recognition
The Company recognizes revenue upon delivery, provided that evidence of an arrangement exits, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future products returns related to current period revenue, current economic trends, changes in customer composition and historical experience. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluation of our customers and historic credit losses have been within our expectations. This is a critical policy, because we want our accounting to show only sales which are “final” with a payment arrangement.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2012 and 2011, the balances reported for cash, inventory, prepaid expenses, accounts payable, accrued expenses, loans payable and convertible promissory notes payable approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Derivative Liability	$166,596	$-	$-	$166,596

Total liabilities measured at fair value	$166,596	$-	$-	$166,596

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the nine months ended September 30, 2012, and no new pronouncements were adopted during the period.

3.      CAPITAL STOCK

As of September 30, 2012, the Company has 900,000,000 shares of common stock authorized at par value of $0.0001 and 100,000,000 shares of preferred stock authorized at par value of $0.0001. During the nine months ended September 30, 2012, the Company issued 23,300,000 shares of common stock at a price of $0.0012 per share in conversion of promissory notes in the amount of $27,960. Also, the Company issued 20,000,000 shares of common stock for services at fair value of $40,000.

4.      LOANS PAYABLE

The Company received $0 in new loan proceeds for the period ended September 30, 2012. As of September 30, 2012, the principal balance of the Company’s outstanding loans payable were $110,000, which bears interest at the rate of 8% per annum, and are due upon demand. The balance due for the period ended September 30, 2012 including all accrued and unpaid interest was $169,067. The loans do not contain any type of conversion feature. The Company intends to retire these loans at a future date through the issuance of shares of common stock at a rate to be agreed upon by both the lenders and the Company at the time the retirement is to be completed. There was no interest paid during the period ended September 30, 2012.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

5.      RELATED PARTY

During the nine months ended September 30, 2012, the Company had loans outstanding from Veronica Ornelas, Vice President and Secretary of the Company, totaling $10,000 of which $2,000 was paid prior to September 30, 2012. The balance remaining as of September 30, 2012 is $8,000. The Company has imputed interest on these loans at the rate of 9% per annum.  As of September 30, 2012, the balance of accrued interest payable to this related party was $2,412.

Frank Ornelas, the Company’s Chief Executive Officer, receives an annual salary of $50,000. During the nine month period ended September 30, 2012 and 2011, the Company paid for various personal expenses on behalf of the CEO totaling $17,764 and $18,261, respectively, which have been recognized as payments against his annual salary. The unpaid portions of the CEO’s salary of $19,736 and $19,239, respectively, for the nine months ended September 30, 2012 and 2011, have been reflected as contributed capital in accordance with SAB Topic 5T.  The CEO has agreed to waive the unpaid portions of his salary and no shares have been or will be issued to the CEO in exchange for this unpaid salary.

6.      CONVERTIBLE PROMISSORY NOTES

As of September 30, 2012, the Company received loans in the form of convertible debentures from investors for a total of $160,000. The loans bear interest at 8% per annum on the unpaid balance until paid or until default. The convertible promissory note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

The Holders of the debentures have the right to convert at any time amounts outstanding under the debentures into shares of common stock at a conversion price per share equal to sixty (60%) of the average bid and ask price of the common stock for the previous five (5) trading days or if the common stock has not traded in the last thirty (30) business days, then sixty percent (60%) of the price that the Maker’s common stock was last issued to a non-affiliated investor. The holders may elect payment of the principal of this note, before any repayment of interest. During the period ended September 30, 2012, one holder converted $27,960 in convertible notes and was issued 23,300,000 shares of common stock at a price of $0.0012 per share. The total outstanding principal balance of convertible promissory notes at September 30, 2012 was $132,040.

ASC Topic 815 provides applicable guidance to the convertible promissory notes issued by the Company in instances where the number into which a note can be converted is not fixed.  For example, when a note converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible promissory notes be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible promissory notes,  which resulted in the recognition of $49,906 in interest expense for the period ended September 30, 2012, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, the remaining derivative liability of $31,475 was charged to additional paid-in capital.  For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation date	$0.0020
Conversion price for the loans	$0.0012
Years to Maturity	1
Risk free rate	0.21%
Expected volatility	157.12%

The value of the derivative liability at September 30, 2012 was $166,596.

7.      SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the financial statements according to the requirements of ASC TOPIC 855 and has reported the following:

On October 9, 2012, the Company issued 5,620,000 shares of common stock in the conversion of $6,744 promissory notes at a price of $0.0012 per share.

On October 2, 2012 the Company received an additional $10,000 convertible promissory note.  The terms of the note are the same as those disclosed in Note 6.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Overview

Vitamin Blue, Inc. designs, manufactures, and distributes surf wear and surfing accessories.  Our focus is on building and maintaining a strong foundation at the core surf market level by distributing product to surfboard manufacturers and surf shops, which in turn sell to retail customers.  Our goal is to expand product offerings and increase brand penetration into the mainstream. We plan to extend our product distribution into specialty stores and department stores.  In order to maintain brand awareness Vitamin Blue, Inc. will continue to support the core of the surfing industry through sponsorship of athletes, competitions and other grassroots activities.

We manufacture in-house most of our surfing accessories and nearly all of our surf wear.  We outsource only the manufacturing of surfboard bags and the sewing of board shorts (surf trunks).  We do not have any contracts for the outsourcing of goods.

Vitamin Blue has launched product lines annually beginning in the summer of 2000.  We have concentrated sales and marketing efforts along the entire coastline of California, into northern Baja California (Mexico), Hawaii and the Eastern coastline.  Distribution is centered on surfboard manufacturers and surf shops, which we believe are the core of the surf market.

Results of Operations:  Comparison of Three and Nine Months Ended September 30, 2012 and 2011

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the three and nine months ended September 30, 2012 and 2011. Percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended September 31,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	100%	100%	100%	100%
Cost of sales	59%	64%	57%	69%
Gross profit	41%	36%	43%	31%
Total operating expenses	132%	136%	128%	147%
Loss form operations before other expenses	(91%)	(101%)	(85%)	(116%)
Total other expenses	(107%)	(59%)	(99%)	(79%)
Net Loss	(198%)	(160%)	(184%)	(195%)

Third quarter of 2012 vs. third quarter of 2011

Total revenues for the three months ended September 30, 2012  (“third quarter”) were $38,835, a 6% increase ($2,256) from revenues of $36,579 for the third quarter September 30, 2011.  The increase is attributed to the company’s new website and an overall improving economy. Cost of sales for the third quarter of 2012 were $22,820, a 3% decrease ($712) compared to $23,532 for the third quarter of 2011, primarily attributed to revenues from higher margin items.  As a percentage of revenues, cost of sales were 59% for the third quarter of 2012 compared to 64% for the third quarter of 2011.

Gross profit increased 23% ($2,968) to $16,015 for the third quarter of 2012 compared to $13,047 for third quarter of 2011.  The increase is attributed to a lower percentage of cost of sales during 2012 and an increase in sales of higher gross margin products, primarily custom board bags.  Gross profit for the third quarter of 2012 represented 41% of revenues compared to 36% for 2011 period.

Total operating expenses for the third quarter of 2012 were $51,394, a 3% increase ($1,510) compared to $49,884 for 2011 third quarter.  As a percentage of revenues, total operating expenses decreased slightly from 136% in 2011 to 132% for the third quarter of 2012.  The decrease in operating expenses is primarily attributed to an increase in sales of higher gross margin products, primarily custom board bags. Interest expense for the third quarter of 2012 totaled $16,475, a 33% decrease ($8,103) when compared to interest expense of  $24,578 for the third quarter of 2011.  The decrease in interest expense was due to the conversion of certain outstanding notes.

Our net loss for the third quarter of 2012 was $76,867, compared to a net loss of $58,556 for the third quarter of 2011. The increased net loss is primarily due to the $24,902 loss due to derivative valuation during the quarter.

First nine months of 2012 vs. first nine months of 2011

Total revenues for the first nine months of 2012 ended September 30, 2012 were $99,254, a 17% increase ($14,723) from revenues of $84,531 for the first nine months of 2011.  The increase is attributed to the company’s new website and an overall improving economy. Cost of sales for the first nine months of 2012 were $57,176, a 1% decrease ($837) compared to $58,013 for the comparable 2011 period. As a percentage of revenues, cost of sales were 57% for the first nine months of 2012 compared to 69% for the 2011 period.

Gross profit increased 59% ($15,560) to $42,078 for the first nine months of 2012 compared to $26,518 for 2011 period.  The increase is attributed to increased sales of higher gross margin products, primarily custom board bags.  Gross profit for the first nine months of 2012 represented 43% of revenues compared to 31% for 2011 period.

Total operating expenses for the first nine months of 2012 were $126,797, a 2% increase ($2,138) compared to $124,659 for 2011 period.  As a percentage of revenues, total operating expenses decreased from 147% in 2011 to 128% in 2012.  The decrease in operating expenses is primarily attributed to increased sales of higher gross margin products. Interest expense for the first nine months of 2012 totaled $69,427, a 2% decrease ($1,613) when compared to $71,040 for the third quarter of 2011, was due to conversion of certain outstanding notes.

Our net loss for the first nine months of 2012 was $182,642, compared to a net loss of $165,038 for the 2011 period, primarily attributed to expenses associated with filing a registration statement with the SEC and the $28,174 loss due to derivative valuation during the 2012 period.

Liquidity and Capital Resources

At September 30, 2012, current assets increased to $57,294 from $20,333 at December 31, 2011.  This increase is primarily attributed to prepaid expenses of $33,750 being recorded during 2012 and the $6,508 increase in accounts receivable to $12,284 compared to $5,776 at December 31, 2011.  The increase was partially offset by the decrease in inventory of $2,128 to $10,913 at September 30, 2012 from $13,041 at December 31, 2011. The decrease in inventory was due to not replacing sold inventory.

Working capital at September 30, 2012 was a negative $568,858 compared to a negative $506,548 at December 31, 2011. The decrease is primarily attributed to the increase in derivative liabilities to $166,596 from $119,991 at December 31, 2011, due to the issuance of additional convertible notes. Also contributing to the decrease in working capital were the increase in accounts payable from $84,842 at December 31, 2011 to $98,273 at September 30, 2012, and the increase in accrued interest from $60,629 at December 31, 2011 to $75,434 at September 30, 2012. Also, convertible promissory notes increased from $110,000 at December 31, 2011 to $132,040 at September 30, 2012, due to additional borrowing for operating expenses.

Net cash used by operating activities for the nine months ended September 30, 2012 was $49,069 compared to $54,863 for the 2011 period, which decrease in cash used primarily reflects common stock issued for services of $40,000 during 2012, partially offset by the net loss of $182,642. We also realized $49,906 for amortization of debt discounts during the first nine months of 2012.

At September 30, 2012, we had total assets of $57,411 and a stockholders’ deficit of $568,741, compared to total assets of $21,511 and a stockholders’ deficit of $505,270 at December 31, 2011. We expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through investor and related party loans and through collection of our accounts receivable, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

There was no significant impact on the company’s operations as a result of inflation for the nine months ended September 30, 2012.

Recent Accounting Pronouncements

The company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the company’s financial position or statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Forward-Looking and Cautionary Statements

Statements contained in this report which are not historical facts, may be considered "forward-looking statements," which term is defined by the Private Securities Litigation Reform Act of 1995.  Any “safe harbor” under this Act does not apply to a “penny stock” issuer, which definition would include the company.  Forward-looking statements are based on current expectations and the current economic environment.  We caution readers that such forward-looking statements are not guarantees of future performance. Unknown risks and uncertainties as well as other uncontrollable or unknown factors could cause actual results to materially differ from the results, performance or expectations expressed or implied by such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II   —   OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.   Risk Factors

This item is not required for a smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Convertible Promissory Notes

Through September 30, 2012, the company has received loans from James Yeung and two corporations controlled by him in the form of convertible promissory notes in the principal amount of $160,000.  The notes bear interest at 8% per annum on the unpaid balance until paid or until default.  The convertible promissory notes may be prepaid in full or in part at any time without penalty or premium.  Partial prepayments shall be applied to installments due in reverse order of their maturity.  Each note becomes due one year after issuance.  The notes issued to Mr. Yeung have past their due date except for $60,000, which become due in $10,000 increments on November 1, 2012, January 17, 2013, February 10, 2013, April 25, 2013, June 28, 2013 and September 5, 2013.

Holders of the convertible notes have the right at any time to convert the outstanding principal and accrued interest into shares of Vitamin Blue common stock.  The conversion price per share is equal to sixty (60%) of the average bid and ask price of our common stock for the previous five trading days, or if the common stock has not traded in the last 30 business days, then sixty percent (60%) of the price that the company’s common stock was last issued to a non-affiliated investor. The holders may elect payment of the principal of this note, before any repayment of interest.

During the period from September 11, 2012 through October 9, 2012, Mr. Yeung elected to convert certain of the above notes in the aggregate amount of $34,704 at the conversion price of $0.0012 per share.  Accordingly, he received a total of 28,920,000 shares of the company’s authorized, but previously unissued common stock, valued at $34,704.

On September 11, 2012, the company issued an aggregate of 20,000,000 shares of authorized, but previously unissued common stock to Jonathan Brennan, an individual pursuant to the terms of a service agreement with Noobis, Inc. The shares were issued in consideration for services performed or to be performed in connection with the design, maintenance and support of the company’s website.  The value of the consideration was determined to be approximately $40,000, based upon the services performed or to be performed under the service agreement.

The issuances of shares to Mr. Yeung and/or his affiliate corporations and to Mr. Brennan were made pursuant to an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act.

Item 3.   Defaults Upon Senior Securities

This Item is not applicable.

Item 4.  Mine Safety Disclosures

This Item is not applicable.

Item 5.  Other Information

On August 13, 2012, the SEC issued a Notice of Effectiveness concerning the company’s registration statement on Form S-1. The registration statement relates to the resale by current stockholders of up to 16,450,000 shares of common stock, which may be sold by the selling stockholders at prevailing market prices or at a privately negotiated price.  The company will not receive any proceeds from the sale of shares.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 XBRL related information will be filed by amendment within the allowable 30-day grace period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAMIN BLUE, INC.

Date: November 14, 2012	By: /s/ Frank D. Ornelas
Frank D. Ornelas
Chief Executive Officer
Principal Executive Officer)
Chief Financial Officer
(Principal Accounting Officer)