Form 10-K
period 2012-12-31
VITAMIN BLUE, INC.
filed 2013-04-15
CIK 1483623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]   No [ X ]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2012, the last business day of the registrant’s most recently completed fiscal year, was $-0-.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as June 30, 2012 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of April 12, 2013 was 575,445,000.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

VITAMIN BLUE, INC.

PART I

Item 1.                 Business.

Our Company

Vitamin Blue, Inc. (“Vitamin Blue” or the “Company”), was incorporated in Delaware on May 25, 1999, under the name Under The Influence, Inc., our name was changed to Vitamin Blue, Inc., by amendment to the Certificate of Incorporation effective on May 3, 2007.  Our principal executive offices are located at 1005 West 18th Street, Costa Mesa, CA 92627 and our telephone number is (949) 645-4592.  We are an innovative water boardsports company based in Costa Mesa, California. We design, manufacture and distribute water boardsports wear (boardshorts, t-shirts and fleece jackets) and water boardsports accessories (board bags, paddle bags and rack pads). Our Company is focused on becoming a water boardsports brand of long-term excellence by our commitment to exceeding our customers' expectations in producing products of the highest quality and athletic performance and continuing to develop a good reputation with our retail partners to deliver on time. We are an authentic source for unique, functional and diverse water boardsports products.

In pursuing a strategy of building and maintaining a strong foundation at the core water boardsports market level, we distribute products to surfboard and standup paddleboard manufacturers and surf  and standup paddle shops, which they in turn resell to retail customers.  Terms of such sales are payment in full for the products within thirty (30) from date of delivery.   We intend to leverage this foundation by expanding product offerings and increasing brand penetration into the mainstream. We plan on expanding distribution into specialty stores and department stores.  In order to maintain long-term brand awareness we intend to stay true to our water boardsports roots as an authentic source for water boardsports products. We also plan to support competitions through sponsoring athletes in order to create a visible foundation in the water boardsports industry..

Our primary focus is on water boardsports wear and water boardsports accessories.  We manufacture most of our water boardsports accessories and nearly all of our water boardsports wear in-house.  Only the manufacturing of  some board bags and the sewing of board shorts (trunks) are outsourced.

Overview of Our Businesses

We are an innovative water boardsports company based in Costa Mesa, California. We design, manufacture and distribute water boardsports wear and water boardsports accessories. We are focused on becoming a water boardsports brand of long-term excellence by our commitment to exceeding our customers' expectations in producing products of the highest quality and athletic performance and continuing to develop a good reputation with our retail partners to deliver on time.  Vitamin Blue is an authentic source for unique, functional and diverse water boardsports products.

In pursuing a strategy of building and maintaining a strong foundation at the core water boardsport market level, we have began the important first step in this strategy by distributing product to surfboard and standup paddleboard manufacturers and surf and standup paddle shops.  We intend to leverage this foundation by expanding product offerings and increasing brand penetration into the mainstream. Our product distribution will extend into specialty stores and department stores.  In order to maintain long-term brand awareness, Vitamin Blue intends to stay true to its water boardsports roots as an authentic source for water boardsports products by supporting the core of the sport through sponsorship of athletes, competitions and other grassroots activities, thereby maintaining a strong foundation in the water boardsports industry.

We manufacturer most of our water boardsports accessories and nearly all of our water boardsports wear in-house.  Only the manufacturing of some board bags and the sewing of board shorts (trunks) are outsourced.

The primary focus of Vitamin Blue is water boardsports wear and water boardsports accessories. The Company began operations in 1999 and is located in Costa Mesa, Orange County, California, the epicenter of boardsports culture.

Vitamin Blue has launched product lines annually beginning in the summer of 2000.  The Company has concentrated its sales and marketing efforts throughout California, into northern Baja California (Mexico), Hawaii and Eastern states.  Initial distribution has centered on surfboard and standup paddleboard manufacturers and surf  and standup paddle shops (the core water boardsports market).

Our strategy is to build brand recognition in the core water boardsports market with the aim of enhancing long-term growth potential. We intend to leverage the brand by expanding product offerings that appeal to boardsport participants and increasing brand penetration into the mainstream to attract those who affiliate themselves with the action sports lifestyle. We plan to extend our distribution to include specialty stores and department stores. Vitamin Blue will maintain its image by staying true to its water boardsports roots through the sponsorship of athletes, competitions, and other grassroots activities.

Industry Overview

Management is of the opinion that the surf industry has shown growth for the previous five years, according to the most recent 2010 Surf Industry Manufacturers Association (SIMA) Distribution Study (available at http://www.sima.com).  Sales are expected to grow steadily over the next several years.  Anticipated market growth can be attributed to a number of factors.  Outdoor, individual extreme action sports among the general population have become increasingly popular.  We believe that much of the increase in popularity is from shifting demographics, as the teenage population grows faster than the rest of the population.  Additionally, with the overall population pursuing a more physically active lifestyle, it is not uncommon for an entire family living in or near water communities to engage in water boardsports together.  Water boardsports has attracted new comers, from young sons and daughters to middle aged fathers and mothers.

Historically, the most frequent buyers of water boardsports wear and water boardsports accessories were teenage and young adult males.  However, in recent years, the market has expanded to include water boardsports wear for teenage girls, women, children and toddlers.

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

We believe that opportunities for growth exist in the water boardsport industry over the next several years due to shifting demographics. For example, the teenage population, or  the “Generation Y” group, is growing faster than the rest of the population. We further believe that this group is an important demographic to target because it is a major participant in the action sports, such as surfing, and it has influence on fashion trends for older consumers such as Generation X-ers (persons born between 1965 and 1976) and Baby Boomers (1946 through 1964).

Our Strategy

Our goal is to develop the Vitamin Blue brand into a leader in the water boardsport industry by offering innovative quality products and service, timely delivery, aggressive grassroots marketing and word-of-mouth and digital and print advertising.

The key points of our strategy are the following:

Continue to build a water boardsport brand of long-term excellence for the Vitamin Blue name.

Vitamin Blue management intends to present the water boardsport industry with an excellent image by offering superior quality products and customer service.  Branding the Vitamin Blue name and image will involve traditional marketing methods, such as core consumer magazines, trade magazines, trade shows, promotional goods, and sponsorship of top-performing athletes. Also, management will strive to create a positive consumer experience by offering water boardsport products known for their functionality, athletic performance, longevity and value.

Concentrate on Five Main Value Chain Elements:  Product, Quality, Image, Distribution, and Delivery.

Product.  The main thrust of Vitamin Blue’s strategy will revolve around the fashion, function and performance of our products.  Putting a product on the market that does not perform its function properly can lead to a rapid demise of a company.  In order to ensure that all product designs from Vitamin Blue meet the demands for which they are intended, we will use water boardsport enthusiasts to assist in the design of our water boardsport wear and water boardsport accessory products.

Quality.  From the very beginning, Vitamin Blue has made quality a priority.  The Company does not intend to be a low-cost producer, but rather a leader in quality. These attributes stem directly from the quality that is built into every pair of board shorts, t-shirt, fleece, board bag, paddle bag, roof rack pads and other items marketed by the Company.

Image.  Vitamin Blue is based on water boardsports, yet none of its revenue comes from boards. Rather, the Company intends to serve both the boardsport participant and those who affiliate themselves with the action sports lifestyle by cultivating the water boardsport image with its uniquely designed and colorful water boardsport wear.

Distribution.  Vitamin Blue is in the process of cultivating a variety of future distribution channels. This includes specialty shops and department stores, which we believe will make our products more available to as many consumers as possible.  Currently, we distribute our product through the core distribution channels consisting of surfboard and standup paddleboard manufacturers and surf and standup paddle shops.  We do not have any distribution agreements and all sales are final. Typically, all sales to a new customers are “cash on delivery.”  Terms of sales for established customers are payment in full for the products within thirty (30) from date of delivery. The recipient owners of the business are responsible for all payments.

Delivery.  We intend to cultivate a variety of distribution channels in order to make our products available to a large group of consumers.  However, we do not plan of developing low-end channels such as mass merchandisers and membership club stores, which we believe might diminish the quality and image of our products and brand name.  We believe that is difficult to sell product at full price when consumers can purchase it in discount outlets.

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

There are three types of retail outlets that Vitamin Blue intends to market to: surfboard and standup paddleboard manufacturers, surf and standup paddle shops, and e-commerce partners.

Surfboard and Standup Paddleboard Manufacturers

This retail outlet generally consists of single shops, where boards are designed, manufactured and marketed.  These shops are located in or near water communities. This distribution channel is focused on the central water boardsport market and represents a genuine source for water boardsport accessories.  Gaining and maintaining a presence within water boardsport manufacturers is one of the cornerstones to building long-term brand recognition in the core water boardsport market. Among Vitamin Blue’s business relationships are water boardsport manufacturers such as  Bing & Jacobs Surfboards, Bark Paddleboards, Infinity Surfboards, Dewey Weber and King’s Paddle Sports. Vitamin Blue distributes water boardsports accessories through direct sales to these stores.

Surf and standup Paddle Shops

This distribution channel typically consists of single to multiple retail outlets, located in or near water communities, focused on the central boardsport market.  Surf and Standup Paddle shops are an authentic retail source for complete lines of water boardsport wear and water boardsport accessory products.  Gaining and maintaining a presence within this segment is also a cornerstones to building long-term brand recognition in the core water boardsport market. We have established distribution relationships with the following retail outlets:

●	Freeline Design (Santa Cruz, California)

●	The Frog House (Newport Beach, California)

●	Infinity Surfboards (Dana Point, California)

●	Legends SUP (Carlsbad, California)

●	Hi-Tech Surf Sports (Maui, Hawaii)

●	Second Wind Sail and Surf (Maui, Hawaii)

●	Hawaiian Island Surf and Sport (Maui, Hawaii)

●	Kennedy Surfboards (Woodland Hills, California)

●	Malibu Surf Shack, (Malibu, California)

●	E.T. Surf (Hermosa Beach, California)

●	Spyder (Hermosa Beach, California)

●	Icons of Surf (San Clemente, California)

●	Encinitas Surfboards (Encinitas, California)

●	Nor Easter Surf Shop (Scituate, Massachusetts)

●	Air & Speed Surf Shop (Montauk, New York)

●	Marsh’s Surf Shop (Atlantic Beach, North Carolina).

We distribute our complete line of products, from water boardsports wear to water boardsports accessories, through this distribution channel with direct sales to these stores. .

There are two types of retail outlets that Vitamin Blue intends to market to in the future: specialty stores and department stores:

Specialty Stores

Specialty stores are typically single, regional and national outlets generally located throughout North America in shopping centers and shopping malls.  This distribution channel emphasizes the mainstream market, those who affiliate themselves with the action sports lifestyle.  Specialty store retail outlets are primarily tourist/vacation shops, sporting good stores such as the Sports Chalet, or regional and national retail stores such as Pacific Sunwear of California and Zumiez.  We intend to use this type of retail outlet to distribute water boardsports wear with direct sales to these stores.

Department Stores

This type of retail outlet generally has stores located within shopping malls nationwide. Such stores may include Bloomingdale’s, Macy’s, Saks Fifth Avenue, and Nordstrom.  This distribution channel also concentrates on the mainstream market, those who affiliate themselves with the action sports lifestyle.  Vitamin Blue intends to sell its water boardsports wear through this type of retail outlet.

Delivery

Vitamin Blue has a primary objective to ensure timely delivery of products to retailers.  We believe that we have developed a reputation for on-time delivery that allows us to continue developing existing relationships and to cultivate new business relationships with new distributors.

Vitamin Blue believes that continuous focus on these five specific competencies will enable it to gain and maintain a leadership position in the water boardsports industry, as well as make significant inroads into the mainstream clothing industry.

●
Continue to Establish and Maintain Longstanding Relationships with Surfboard and Standup Paddleboard Manufacturers and Surf  and Standup Paddle Shops and Expand Product Distribution into Specialty Stores and Department Stores.

Vitamin Blue is currently executing on its strategy to establish business relationships with surfboard  and standup paddleboard manufacturers and surf  and standup paddle shops thereby enabling the company to raise and maintain awareness of the brand. Our objectives are to secure a market presence at this core level and leverage this strong foundation into the mainstream clothing industry through specialty stores and department stores.

●	Continue the Aggressive Grassroots Marketing Strategy.

To initiate presence in the industry, Vitamin Blue has relied on aggressive grassroots marketing.  In addition, the Company sponsors a team of up-and-coming professional water boarsports participants and numerous water boardsports competitions.

●	Build the Business Infrastructure Necessary to Support the Company’s Planned Growth.

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

Water Boardsports Wear for Men and Women

Product designs are developed to appeal to preferences of active water boardsport enthusiast.  Innovative designs, active fabrics, and quality are combined with fashion, functionality and athletic performance.  The Company has distinguished its water boardsports wear line with the use of high-quality quick drying fabrics, triple stitching along the seams, Velcro® and Lycra® closing board shorts (trunks).

Vitamin Blue offers T-Shirts made of quality 100% heavy cotton.  The shirts are made loose fitting and offered in a variety of colors with various water boardsports graphics depicted.  We also offer pullover hooded fleece made of 80% cotton and 20% polyester.

Pullover hooded fleece made of 80% cotton and 20% polyester is also offered.

Water Boardsports Accessories

Included among these products are:

●	Board Travel Bags, which offer board protection and can be used daily or for long distance surf trips.

●	Water boardsport Gear Travel Bags, which are duffle bags used to carry water boardsports essentials on trips.

●	Paddle Bags, which are used to protect paddles.

●	Roof-Rack Pads, used on existing car roof racks for board protection and security on daily surf outings.

Operations and Manufacturing

Vitamin Blue conducts design, marketing, distribution and nearly all manufacturing in-house for all of its products. Our President, Frank D. Ornelas, designs all products distributed and manufactured by Vitamin Blue. Vitamin Blue manufacturing activities and capabilities include cutting, sewing and silk-screening.  The sewing of board shorts (trunks) and the manufacturing of  some board bags are the only functions outsourced.  By outsourcing these two product categories, Vitamin Blue only engages in its core products.  We strive to continuously improve the design quality and timely delivery of our products.

Sales and Marketing

The Company’s marketing programs share a coherent vision in promoting its image and products to consumers and wholesale accounts.  Key elements of Vitamin Blue’s public relations and advertising efforts include:

●	Digital and Print advertising (i.e., Eastern Surf Magazine, Bliss Magazine, Standupzone.com)

●	Trade Shows (Surf Expo)
·	Industry – Specific events sponsorship (Water Boardsport Contests)

●	Promotional goods

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

Vitamin Blue has taken a very assertive stance and has earned an entry position in the water boardsports industry. By currently distributing its products to surfboard and standup paddleboard manufacturers and surf and standup paddle shops, Vitamin Blue has initiated the steps necessary in building long-term brand awareness. Since 1999 the company has experienced positive sales growth each year.

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

Employees

As of December 31, 2012, we had two part-time employees and one full-time employee, Frank D. Ornelas, our President and Chief Executive Officer.

Item 1A.               Risk Factors

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

We have a limited operating history that has resulted in operating losses. The accumulated net losses since inception on May 25, 1999 to December 31, 2012 have amounted to $762,146. There can be no assurance as to when or whether we will be able to achieve sustained and growing operating revenues.  Or if operating revenues are achieved, there can be no assurance they can be sustained.  For additional information please refer to our financial statements with notes that appear elsewhere in this Report.

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

Our quarterly and annual operating revenues, expenses and operating results may fluctuate due to a variety of factors, many of which are beyond our control, including:

●	The timing of orders from, and shipments to, significant customers

●	The timing of new product introductions by us or our competitors

●	Variations in the mix of products sold by us or our competitors

●	The timely payment of our invoices

●	Possible decreases in average selling prices of our products in response to competitive pressures

●	Market acceptance for new lines of our products

●	Fluctuations in general economic conditions

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

Risks Related to our Common Stock

Currently, there is a limited public market for our Common Stock, and there can be no assurance that an active public market will develop or that our common stock will continue to be quoted for trading and, even if quoted, it will probably be subject to significant price fluctuations.

Our common stock is currently traded in the over-the-counter market and included on the OTCBB under the trading symbol “VTMB”.  Inclusion on the OTCBB permits price quotations for our shares to be published by that service. However, we do not anticipate a substantial public trading market in our shares in the immediate future.  There are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities.

Only companies that report their current financial information to the SEC may have their securities included on the OTCBB. Therefore, we must keep current in our filing obligations with the SEC, including periodic and annual reports and the financial statements required thereby.  In the event that we become delinquent in our filings or otherwise lose our status as a "reporting issuer," any future quotation of our shares would be jeopardized.

A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.  Whether stockholders may trade their shares in a particular state is subject to various rules and regulations of that state.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 900,000,000 shares of common stock.  At present, there are 575,445,000 shares of our common stock issued and outstanding.  Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders.  Consequently, our stockholders may experience more dilution in their ownership of our common stocks in the future. As our officers and directors own a significant percentage of our issued and outstanding common stock, any future sales of their shares may result in a decrease in the price of our common stock and the value of our stockholders’ investments.  Our sole officer and director, currently owns 510,050,000 shares of the total issued and outstanding shares of our common stock.  Collectively, our sole officer and director owns 88.6% of our total outstanding shares of our common stock.

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

Most of our outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted securities, those shares may be resold only pursuant to an effective registration statement or pursuant to the requirements of Rule 144 or other applicable exemptions from registration under that Act and as required under applicable state securities laws.  Rule 144 provides in essence that an affiliate (i.e., an officer, director, or control person) who has held restricted securities for a prescribed period under certain conditions, may sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of the issuer’s outstanding common stock.  The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders, as the OTCBB (if and when our common stock is listed thereon) is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only on the OTCBB.

Trading in our shares may be restricted because of state securities “Blue Sky” laws which prohibit trading absent compliance with individual state laws.

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

In addition, acquisitions involve numerous risks, including:

●	Difficulties in the assimilation of the operations, products and personnel of the acquired company.

●	The diversion of management’s attention from other business concerns

●	Risks of entering markets in which we have no or limited prior experience

●	The potential loss of key employees of ours or of the acquired company

We currently have no commitments with respect to any acquisition.  In the event that such an acquisition does occur and we are unable to successfully integrate businesses, products, or personnel that we acquire, our business, results of operations and financial condition could be materially adversely affected.

Because our sole officer and director, Frank Ornelas owns 88.6% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Ornelas are inconsistent with the interests of other stockholders.

Frank Ornelas, our sole officer and director, controls 88.6% of our issued and outstanding shares of common stock.  Accordingly, in accordance with our Certificate of Incorporation and Bylaws, Mr. Ornelas Is able to control who is elected to our Board of Directors and thus could act, or could have the power to act, as our management.  Since Mr. Ornelas is not simply a passive investor, but is also our sole officer, his interests as an executive officer may, at times, be adverse to those of passive investors.  Where those conflicts exist, our shareholders will be dependent upon Mr. Ornelas exercising, in a manner fair to all of our shareholders his fiduciary duties as an officer or as a member of our Board of Directors.  Also, due to his stock ownership position, Mr. Ornelas will have:  (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Certificate of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Ornelas to their detriment, and (iii) control over transactions between him and Mr. Ornelas.

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could fluctuate significantly as a result of:

●	quarterly variations in our operating results;

●	cyclical nature of consumer spending;

●	interest rate changes;

●	changes in the market’s expectations about our operating results;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning our company or the defense industry in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	news reports relating to trends in our markets;

●	changes in laws and regulations affecting our business;

●	material announcements by us or our competitors;

●	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

●	general economic and political conditions such as recessions and acts of war or terrorism; and

●	other matters discussed in the risk factors.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

●	provide that only our board of directors shall determine the number of directors and can fill vacancies on the board of directors;

●	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

●	limit the ability of our stockholders to call special meetings of stockholders;

●	Prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	provide that the board of directors is expressly authorized to adopt, amend, or repeal our bylaws; and

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

Item 1B.               Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.                  Description of Property.

We sublease our facility on a month-to-month basis.  We believe that our current facilities are suitable and adequate to meet our current needs. We maintain insurance coverage against losses, including fire, casualty and theft, for each of our locations in amounts we believe to be adequate. Our headquarters are located at:  1005 West 18th Street, Costa Mesa, CA 92627.

Item 3.                  Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.                  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was accepted for quotation on the OTCBB on September 5, 2012 under the symbol VTMB. The first reported trade was on December 4, 2012.  The highest trade during the fourth quarter of 2012 was $0.75 and the lowest was $0.005. The last reported trade on April 11, 2013 was $0.0065.  Because of the limited trading during 2012, we are not including a historical trading table.

As of the date hereof there are approximately 290 stockholders of record of our common stock.

Secondary trading of our shares may be subject to certain state imposed restrictions.  Except for the OTCB, we have no immediate plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Penny Stock Rule

It is unlikely that our securities will be listed on any national or regional exchange or The Nasdaq Stock Market in the foreseeable future.  Therefore our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule.  Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●	authorized for quotation on The Nasdaq Stock Market;

●	issued by a registered investment company;

●	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

●	exempted from the definition by the SEC.

A broker-dealer who sells penny stocks to a person other than an established customer or accredited investor is subject to additional sales practice requirements.  An accredited investor is generally defined as a person with assets in excess of $1,000,000, excluding their principal residence, or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchase of such securities and must receive the purchaser's written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, a monthly statement must be sent to the client disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

Rule 144

All of our outstanding common shares were issued in private transactions and, except for those shares not included in our registration in August 2012, are deemed restricted securities.  Rule 144 is the common means for stockholders to resell restricted securities and for affiliates, to sell their securities, either restricted on non restricted (control) shares. Rule 144 was amended, effective February 15, 2008.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

●	the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

●	1% of the shares then outstanding.

Sales by affiliates under Rule 144 are also subject to certain requirements as to the manner of sale, filing appropriate notice and the availability of current public information about the issuer.

A non-affiliate stockholder of a reporting company who has held their shares for more than six months, may make unlimited resales under Rule 144, provided only that the issuer has available current public information about itself.  After a one-year holding period, a non-affiliate may make unlimited sales with no other requirements or limitations.

We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, if a market for our shares develops, but such sales may have a substantial depressing effect on such market price.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.                  Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

Forward Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors.  Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview and Plan of Operation

Results of Operations 2012 Compared to 2011

Total revenues increased 23%, or  $24,654, to $129,652 for the year ended December 31, 2012 compared to  $104,498 for the prior year ended December 31, 2011. The revenues increase is primarily attributed to increased sales from our website that was operative for the full year, particularly the sale of board bags. Generally for 2012, the number of units sold increased and pricing remained stable.

Cost of sales increased 1%, or $850, to $74,153 for the year ended December 31, 2012 compared to  $73,303 for the prior year ended December 31, 2011, primarily related to the increase in revenues and reduction in the purchase of inventory.  The gross profit increased 75%, or $23,804, to $55,499 for the year ended December 31, 2012 compared to $31,695 for the same period in 2011, also due to the increase in sales.

Operating expenses, including marketing, selling and general and administrative expenses for fiscal 2012, increased 9% or $14,783, to $174,351 from $154,568 for fiscal 2011. The increase in operating expenses resulted primarily from increased business and selling expenses in the current period.

Interest expense for fiscal 2012 totaled $95,615, an increase of $6,940 over fiscal 2011.  The increase in interest expense resulted from increased borrowing during 2012 and from amortization of a $69,907 debt discount on newly issued convertible promissory notes issued in 2012.

Net loss for fiscal 2012 was $107,026 as compared to a net loss of $223,678 for fiscal 2011.

Liquidity and Capital Resources

At December 31, 2012, we had an accumulated deficit of $762,146, and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through investor and related party loans and through collection of our accounts receivable, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

As of December 31, 2012, our available balance of cash and cash equivalents was approximately $3,940.

We expect to put our present and anticipated capital resources toward expanding our operations.

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

During the year ended December 31, 2012, the Company had a net increase in cash of $2,524.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities. The Company used $65,476 in cash for operating activities for the year ended December 31, 2012 as compared to $71,014 in the prior year ended December 31, 2011. The 2012 result was primarily due to the $107,026 net loss and a derivative valuation gain of $92,383. Offsetting the cash used by operating activities was $25,329 in contributed services representing unpaid salaries to the Company’s President and the $25,906 increase in accrued expenses and $23,129 increase in accounts payable.

Cash provided by financing activities. Net cash provided in financing activities was $68,000 for the year ended December 31, 2012, compared to $72,000 in 2011.  This represented $70,000 in proceeds from convertible promissory notes, partially offset by $2,000 in payments on related party loans payable.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2012.

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

Our standard policies are set forth below.

●	Shipping terms in Southern California are that we deliver products directly to customers. Elsewhere, our products are shipped FOB shipping point. We recognize revenue when products are shipped.

●	We bill customers for shipping and handling and include such amounts in sales.

●	Our return policy consists of accepting product returns within 30 days of shipment.

●	Occasionally, we offer volume incentives on surfboard travel bags. Customers who informally agree to purchase 100 surfboard travel bags over the course of a year receive a 7 1/2% discount.

Reserve for Obsolete/Excess Inventory

Inventories are stated at the lower of cost or market.  We regularly review our inventories and, when required, will write down any excess or obsolete inventory based on factors that may impact the realizable value of our inventory including, but not limited to, market demand, regulatory requirements and significant changes in our cost structure.  If ultimate usage varies significantly from expected usage, or other factors arise that are significantly different than those anticipated by management, inventory write-downs or increases in reserves may be required. During the years ended December 31, 2012 and 2011, there were no inventory write downs recorded.

Accounts Receivable

The Company extends credit to its customers, who are located primarily in California. Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected. The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The balances of the allowance account at December 31, 2012 and 2011 are $0 and $0, respectively.

Derivative Liability

ASC Topic 815 provides applicable guidance to the convertible promissory notes issued by the Company in instances where the number into which a note can be converted is not fixed.  For example, when a note converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible promissory notes be bifurcated from the host contract and recorded at their fair value.  In accounting for derivatives under accounting standards, the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the embedded derivative.  The discount is amortized over the life of the convertible promissory notes, which resulted in the recognition of $69,907 in interest expense for the year ended December 31, 2012, and the derivative liability is adjusted periodically according to stock price fluctuations.  At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.  For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model.  The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation date	$0.1150
Conversion price for the loans	$0.2935
Dividend yield	0.00%
Years to Maturity	1
Risk free rate	0.16%
Expected volatility	394.94%

The value of the derivative liability at December 31, 2012 and 2011 was $58,562 and $119,991, respectively.

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

Recent Accounting Pronouncements

The company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the company’s financial position or statements..

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.                  Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2012 and 2011 have been examined to the extent indicated in their reports by HJ Associates & Consultants, LLP, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.               Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of December 31, 2012, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i)	recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii)	accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management has concluded that our disclosure controls and procedures are ineffective due to material weaknesses in maintaining sufficient segregation of duties.  Due to our size and limited resources, we are unable at this time to implement and maintain proper segregation of duties.

Management’s Annual Report on Internal Control Over Financial Reporting

As the first annual report following the Company becoming a reporting issuer, this annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. In the future reports, we will be providing such disclosure.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could materially affect, or would be likely to materially affect, our internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 9B.               Other Information.

Not applicable.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance.

Our board of directors consists of one director.  The following table sets forth certain information with respect to each executive officer and director of Vitamin Blue, Inc. following the distribution:

Name	Age	Position

Frank D. Ornelas	53	President, Treasurer and Director
Veronica C. Ornelas	51	Vice President and Secretary

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that that all applicable reports were filed during the fiscal year 2012.

Item 11.                Executive Compensation.

The following table sets forth compensation information for services rendered by certain executive officers in all capacities during the last three completed fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

During the years ended December 31, 2012, 2011 and 2010, Frank Ornelas, the Company’s Chief Executive Officers’ annual salary was $50,000.  The Company has also paid for various personal expenses on behalf of Mr. Ornelas in lieu of his salary totaling $24,671 for 2012, $23,687 for 2011 and $21,041 for 2010. The unpaid portion of the Mr. Ornelas’ salary of $25,329 for 2012, $26,313 for 2011 and $28,959 for 2010, has been reflected as capital contributed in accordance with SAB Topic 5T. Mr. Ornelas has agreed to waive the unpaid portions of his past salary.

Summary Compensation Table

	Year	Salary	Total
Name	($)	($)	Compensation

Frank D. Ornelas	2012	50,000	50,000	(1)
President,	2011	50,000	50,000	(2)
Treasurer and	2010	50,000	50,000	(3)
Chief Executive
Officer

Veronica C. Ornelas	2012	0	0
Vice President and	2011	0	0
Secretary	2010	0	0

(1) Paid $24,671 in personal expenses on behalf of Mr. Ornelas during 2012 in lieu of direct salary payments – balance of $25,329 was deemed contributed services to the company and has been waived by Mr. Ornelas.

(2) Paid $23,687 in personal expenses on behalf of Mr. Ornelas during 2011 in lieu of direct salary payments – balance of $26,313 was deemed contributed services to the company and has been waived by Mr. Ornelas.

(3) Paid $21,041 in personal expenses on behalf of Mr. Ornelas during 2010 in lieu of direct salary payments – balance of $28,959 was deemed contributed services to the company and has been waived by Mr. Ornelas.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable

None	0	0	0	0 / 0

Stock Option Grants

The Company did not issue any stock options for the years ended December 31, 2012 and 2011.

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

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of April 12, 2013 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of April 12, 2013 a total of 575,445,000 shares of common stock were outstanding. Each share of common stock common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of April 12, 2013 through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Ownership of Common Stock

Name and Position(s)	Title of Class	Common Stock Beneficially Owned	Percentage Ownership (1)

Frank D. Ornelas President, Treasurer and Chief Executive Officer	Common Stock	510,050,000	88.6	%(2)

Veronica C. Ornelas Vice President and Secretary	Common Stock	75,000.0001		%(2)

All directors and executive Officers as a group (1 persons)	Common Stock	510,125,000	88.601%

(1)	Percentage ownership for the Company’s Common Stock is based on 575,445,000 shares of Common Stock outstanding as of April 12, 2013.

(2)	Total issued and outstanding equals 575,445,000 common stock shares as of April 12, 2013.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	0

Item 13.                Certain Relationships and Related Transactions, and Director Independence.

During the year ended December 31, 2012, the Company paid $2,000 towards the outstanding debt owed to Veronica Ornelas the Company’s Vice President and Secretary.  During the year ended December 31, 2011, Ms. Ornelas loaned the Company $2,0000 for operating expenses. As of December 31, 2012 and 2011, the balance of these related party loans payable was $8,000 and $10,000, respectively.  The Company has imputed interest on these loans at the rate of 9% per annum.  As of December 31, 2012 and 2011, the balance of accrued interest payable to this related party was $2,592 and $1,861, respectively.

During the past two fiscal years we have subleased from Ms. Ornelas our principal place of business and executive offices, located at 1005 West 18th Street, Costa Mesa, California 92627.  The facilities are leased on a month-to-month basis and consist of approximately 650 square feet of warehouse space, for which we pay $565 per month, or $6,786 per year.

During the years ended December 31, 2012, 2011 and 2010, Frank Ornelas, the Company’s Chief Executive Officers’ annual salary was $50,000.  The Company paid for various personal expenses on behalf of Mr. Ornelas in lieu of his salary totaling $24,671 for 2012, $23,687 for 2011 and $21,041 for 2010. The unpaid portion of the Mr. Ornelas’ salary of $25,329 for 2012, $26,313 for 2011 and $28,959 for 2010, has been waived by Mr. Ornelas and recorded as contributed capital.

None of our directors are deemed to be independent directors.  We do not have a compensation, audit or nominating committee, rather those functions are carried out by the board as a whole.

Item 14.                Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee.  Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

Our current auditors, HJ Associates & Consultants, LLP, billed us $34,800 and $25,800 for the audit of our annual financial statements included in this annual report for the years ended December 31, 2012 and 2011, respectively.

Audit Related Fees

For the year ended December 31, 2012 and 2011, there were no fees billed for assurance and related services by HJ Associates & Consultants, LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2012 and 2011, no fees were billed by our current auditors HJ Associates & Consultants, LLP for tax compliance, tax advice and tax planning.

We do not use HJ Associates & Consultants, LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage HJ Associates & Consultants, LLP to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by HJ Associates & Consultants, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining HJ Associates & Consultants, LLP,s independence.

PART  1V

Item 15.                Exhibits, Financial Statement Schedules

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

14	Code of Ethics filed as Exhibit 14 to the Form 10-K for the fiscal year ended 2009 and is incorporated herein by reference.

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Vitamin Blue, Inc.
Costa Mesa, California

We have audited the accompanying balance sheets of Vitamin Blue, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitamin Blue, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP

Salt Lake City, Utah
April 15, 2013

VITAMIN BLUE, INC.
BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$3,940	$1,416
Accounts receivable, net	10,614	5,776
Inventory	10,527	13,041
Prepaid expenses, current	5,400	-

TOTAL CURRENT ASSETS	30,481	20,233

PROPERTY & EQUIPMENT, at cost
Vehicles	21,811	21,811
Machinery & equipment	2,420	2,420
Office equipment	1,839	1,839
Website Development	4,900	-
	30,970	26,070
Less accumulated depreciation	(25,895)	(24,792)

NET PROPERTY AND EQUIPMENT	5,075	1,278

OTHER ASSETS
Prepaid expenses, long term	23,000	-

TOTAL ASSETS	$58,556	$21,511

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$107,972	$84,842
Accrued expenses	34,908	29,458
Accrued interest, related party	2,592	1,861
Accrued interest, other	80,353	60,629
Derivative liability	58,562	119,991
Convertible promissory notes	145,296	110,000
Loans payable	110,000	110,000
Loan payable, related party	8,000	10,000

TOTAL CURRENT LIABILITIES	547,683	526,781

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.0001 par value 100,000,000 authorized preferred shares; none issued or outstanding	-	-
Common Stock, $0.0001 par value; 900,000,000 shares authorized 575,445,000 and 526,525,000 shares issued and outstanding, respectively	57,545	52,653
Additional paid in capital	215,474	97,197
Accumulated deficit	(762,146)	(655,120)

TOTAL SHAREHOLDERS' DEFICIT	(489,127)	(505,270)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$58,556	$21,511

The accompanying notes are an integral part of these financial statements.

VITAMIN BLUE, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2012	December 31, 2011

REVENUE	$129,652	$104,998

COST OF SALES	74,153	73,303

GROSS PROFIT	55,499	31,695

OPERATING EXPENSES	174,351	159,568
DEPRECIATION EXPENSE	286	244

TOTAL OPERATING EXPENSES	174,637	159,812

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(119,138)	(128,117)

OTHER EXPENSES
Penalties	(473)	(537)
Derivative valuation gain/(loss)	92,383	(6,349)
Gain on extinguishment of debt	15,817	-
Interest expense	(95,615)	(88,675)

TOTAL OTHER EXPENSES	12,112	(95,561)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(107,026)	(223,678)
Provision for income taxes	-	-

NET LOSS	$(107,026)	$(223,678)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	540,494,563	523,014,194

The accompanying notes are an integral part of these financial statements.

VITAMIN BLUE, INC.
STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Defitcit	Total

Balance at December 31, 2010	-	$-	510,000,000	$51,000	$39,487	$(431,442)	$(340,955)

Issuance of shares of common stock for subscriptions payable	-	-	16,525,000	1,653	31,397	-	33,050

Contributed seervices	-	-	-	-	26,313	-	26,313

Net Loss for the year ended December 31, 2011	-	-	-	-	-	(223,678)	(223,678)
Balance at December 31, 2011	-	-	526,525,000	52,653	97,197	(655,120)	(505,270)

Issuance of common stock for conversion of promissory notes	-	-	28,920,000	2,892	54,948	-	57,840

Issuance of common stock for services at fair value	-	-	20,000,000	2,000	38,000	-	40,000

Contributed seervices	-	-	-	-	25,329	-	25,329

Net Loss for the year ended December 31, 2012	-	-	-	-	-	(107,026)	(107,026)

Balance at December 31, 2012	-	$-	575,445,000	$57,545	$215,474	$(762,146)	$(489,127)

The accompanying notes are an integral part of these financial statements.

VITAMIN BLUE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2012	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(107,026)	$(223,678)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation	1,103	244
Bad debt expense	(1,679)	(426)
Contributed services	25,329	26,313
Common stock issued for services	(15,817)	-
Amortization of debt discounts recognized as interest expense	69,907	67,509
Derivative valuation (gain)/loss	(92,383)	6,349
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(3,159)	185
Prepaid expenses	6,700	-
Inventory	2,514	2,731
Increase (Decrease) in:
Accounts payable	23,129	28,154
Accrued expenses	25,906	21,605

NET CASH USED IN OPERATING ACTIVITIES	(65,476)	(71,014)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of warehouse fixed assets	-	(1,400)

NET CASH USED IN INVESTING ACTIVITIES	-	(1,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans payable	-	5,000
Payments on related party loans payable	(2,000)	(3,000)
Proceeds from convertible promissory notes	70,000	70,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	68,000	72,000

NET INCREASE/(DECREASE) IN CASH	2,524	(414)

CASH, BEGINNING OF PERIOD	1,416	1,830
		-
CASH, END OF PERIOD	$3,940	$1,416

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
During the year ended December 31, 2012, the Company issued 28,920,000 shares of common stock valued at $57,840 in conversion of convertible promissory notes payable. In addition, the Company issued 20,000,000 shares of common stock valued at $40,000 for website development and consulting. During the year ended September 30, 2011, the Company issued 16,525,000 shares of common in settlement of $33,050  in subscriptions payable.

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

1.      ORGANIZATION AND LINE OF BUSINESS

Organization
Vitamin Blue, Inc. (the "Company") was incorporated in the state of Delaware on May 25, 1999.  The Company, based in Costa Mesa, California, began operations on June 1, 1999 in designing and selling surfing clothing and accessories.

Line of Business
The Company designs, manufactures and distributes surf-wear and accessories.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholder through the period ended December 31, 2012. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Accounts receivable
The Company extends credit to its customers, who are located primarily in California.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balances of the allowance account at December 31, 2012 and 2011 were $1,752 and $3,430, respectively.

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

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $0 and $250 for the years ended December 31, 2012 and 2011, respectively.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight line and modified accelerated cost recovery system (macrs) method over 3-10 years.

Office equipment	SL	5 Years
Warehouse equipment	SL	5 Years
Vehicle	Macrs	5 Years
Website	SL	3 Years

Depreciation expense for the years ended December 31, 2012 and 2011 was $1,103 and $244, respectively, of which $817 and $0, respectively was included in Cost of Sales.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2012 and 2011, the balances reported for cash, inventory, prepaid expenses, accounts payable, accrued expenses, loans payable and convertible promissory notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2011:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Derivative Liability	$58,562	$-	$-	$58,562

Total liabilities measured at fair value	$58,562	$-	$-	$58,562

Inventory
Inventories are stated at the lower of cost (first-in, first-out basis) or market. As of December 31, 2012 and 2011, inventory consisted of the following items:

	December31,
	2012	2011
Raw materials	$9,156	$9,707
Work in process	-	-
Finished goods	1,196	3,159
Promotional items	175	175
Total	$10,527	13,041

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
ASC TOPIC 260, Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The issuance of common shares for the convertible promissory notes could potentially dilute basic earnings per share. However, the 550,834 and 98,468,450 shares of common stock into which the convertible as of December 31, 2012 and 2011, respectively  have not been included in the computation since they would have also been anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2012 and 2011, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.  A reconciliation of the numerators and denominators used in the computation of loss per share is as follows:

	For the year ended
	December 31,
	2012	2011

(Loss) to common shareholders (Numerator)	$(107,026)	$(223,678)

Basic and diluted weighted average number of common shares outstanding (Denominator)	540,494,563	523,014,194
Basic and diluted loss per share	$(0.00)	$(0.00)

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

At December 31, 2012, accounts receivable from three customers represented approximately 54%, of total accounts receivable. At December 31, 2011, accounts receivable from these same customers represented approximately 43%, of total accounts receivable.  There were no other customers who represented 10% of total accounts receivable at December 31, 2012 and 2011.

For the year ended December 31, 2012, the Company had two customers who represented approximately 22%, of total revenues.  For the year ended December 31, 2011, the Company had two customers who represented approximately 30%, of total revenues.  There were no other customers who represented greater than 10% of total revenues for the years ended December 31, 2012 and 2011.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended December 31, 2012, and adopted the following pronouncements:

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

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

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

During the year ended December 31, 2012, the Company issued 28,920,000 shares of common stock at a price of $0.0012 per share for the conversion of $34,704 in convertible promissory notes. The Company also issued 20,000,000 share of common stock at a price of $0.002 for current year and on-going future services through December 31, 2014.

During the year ended December 31, 2011, the Company issued 16,525,000 shares of common stock at a price of $0.002 per share for subscription payables in the amount of $33,050.

4.	RENTAL LEASE

The Company subleases office space on a month-to-month basis. The rent paid for the years ended December 31, 2012 and 2011 was $6,786 and $6,786, respectively.

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

Included in the balance at December 31, 2012, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses. During the years ended December 31, 2012 and 2011, the Company recognized $473 and $537 in penalties related to unpaid payroll taxes, and $1,554 and $1,280, respectively, in interest related to these unpaid taxes. These are not considered to be uncertain tax positions because these amounts have not been deducted for tax purposes.

6.	LOANS PAYABLE

The Company received $0 in new loan proceeds for the year ended December 31, 2012. As of December 31, 2012, the principal balance of the Company’s outstanding loans payable were $110,000, which bears interest at the rate of 8% per annum, and are due upon demand. The balance due for the years ended December 31, 2012and 2011, including all accrued and unpaid interest was $171,267 and $162,467, respectively. The loans do not contain any type of conversion feature. The Company intends to retire these loans at a future date through the issuance of shares of common stock at a rate to be agreed upon by both the lenders and the Company at the time the retirement is to be completed. There was no interest paid during the years ended December 31, 2012and 2011, respectively.

7.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the Company paid $2,000 towards the outstanding debt owed to Veronica Ornelas, the Companies Vice President and Secretary. During the year ended December 31, 2011, Ms. Ornelas loaned the Company $2,000 for operating expenses. As of December 31, 2012 and 2011, the balance of these related party loans payable was $8,000 and $10,000 respectively.  The Company has imputed interest on these loans at the rate of 9% per annum.  As of December 31, 2012 and 2011, the balance of accrued interest payable to this related party was $2,592 and $1,861, respectively.

During the years ended December 31, 2012 and 2011, Frank Ornelas, the Company’s Chief Executive Officers’  annual salary was $50,000. During the years ended December 31, 2012 and 2011, the Company paid for various personal expenses on behalf of the CEO totaling $24,671 and $23,687, respectively. The unpaid portion of the CEO’s salary of $25,329 and $26,313, respectively, for the years ended December 31, 2012 and 2011 has been reflected as capital contributed in accordance with SAB 55.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

8.	DEFERRED TAX BENEFIT

At December 31, 2012, the Company had net operating loss carry-forwards of approximately $491,000 which begin to expire in the year 2026. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011

Book loss	$(42,800)	$(89,500)
Meals and entertainment	400	400
Contributed services	10,100	10,500
Depreciation	(140)	(40)
Allowance for doubtful accounts	(700)	(200)
Accrued payroll taxes	4,500	2,100
Related party accrual	300	300
Penalties	200	200
Derivative valuation	(9,000)	29,500
Gain on extinguishment of debt	(6,300)	-

Valuation Allowance	43,440	46,740

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL carryover	$196,400	$152,900
Allowance for doubtful accounts	700	1,400
Related party accruals	1,000	700
Accrued payroll taxes	12,700	10,300

Deferred tax liabilites:
Depreciation	(180)	(40)

Less Valuation Allowance	(210,620)	(165,260)

Net deferred tax asset	$-	$-

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

8.     DEFERRED TAX BENEFIT (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

9.     CONVERTIBLE PROMISSORY NOTES

Through December 31, 2012, the Company has received loans in the form of convertible promissory notes from three individuals in varying amounts for total proceeds of $180,000. The loans bear interest at 8% per annum on the unpaid balance until paid or until default. The convertible promissory notes may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

The Holders of the notes have the right to convert at any time amounts outstanding under the notes into shares of common stock at a conversion price per share equal to sixty (60%) of the average bid and ask price of the common stock for the previous five (5) trading days or if the common stock has not traded in the last thirty (30) business days, then sixty percent (60%) of the price that the Maker’s common stock was last issued to a non-affiliated investor. The holders may elect payment of the principal of this note, before any repayment of interest.  During the year ended December 31, 2012 the holders converted a total of $34,704 in outstanding notes into 28,920,000 shares of the Company’s common stock valued at $57,840.  This conversion also resulted in the extinguishment of derivative liabilities valued at $38,953 immediately prior to the conversion.  These extinguishments resulted in a gain on extinguishment of debt totaling $15,817.  As of December 31, 2012 the total outstanding principal balance of these convertible promissory notes was $145,296.

ASC Topic 815 provides guidance applicable to the convertible promissory notes issued by the Company in instances where the number into which a note can be converted is not fixed.  For example, when a note converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible promissory notes be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible promissory notes, which resulted in the recognition of $69,907 in interest expense for the year ended December 31, 2012, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.  For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

The value of the derivative liability at December 31, 2012 and 2011, was $58,562 and $119,991, respectively.

10.    SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following:

During the first quarter of 2013, the Company received convertible loans in the amount of $25,000 each from an investor for operating expenses. The loans bear interest at 8% per annum, and the principal and interest are convertible into shares of common stock within one year from the date the funds were received. The shares of common stock are convertible at a rate of 60% of the average bid and asking price of the common stock for the previous five (5) trading days or if in the common stock has not traded in the last thirty (30) business days, then sixty percent (60%) of the price that the Company’s common stock was last issued to a non-affiliated investor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitamin Blue, Inc.

By: /s/ Frank D. Ornelas
Frank D. Ornelas
President, C.E.O. and C.F.O
Principal Financial Officer
Principal Accounting Officer
Dated: April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

April 15, 2013
/s/ Frank D. Ornelas	President, C.E.O., C.F.O. and director
Frank D. Ornelas	Principal Financial Officer
Principal Accounting Officer