Form 10-Q
period 2013-03-31
VITAMIN BLUE, INC.
filed 2013-05-20
CIK 1483623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 20, 2013
Common Stock, $0.0001 par value	628,405,000

PART  I   —   FINANCIAL INFORMATION

Item 1.      Financial Statements

The accompanying unaudited balance sheet of Vitamin Blue, Inc. at March 31, 2013, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2013 and 2012, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s December 31, 2012 audited financial statements.  Operating results for the period ended March 31, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

VITAMIN BLUE, INC.
BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,254	$3,940
Accounts receivable, net	9,403	10,614
Inventory	10,899	10,527
Prepaid expenses, current	5,400	5,400

TOTAL CURRENT ASSETS	26,956	30,481

PROPERTY & EQUIPMENT, at cost
Vehicles	21,811	21,811
Machinery & equipment	2,420	2,420
Office equipment	1,839	1,839
Website development	4,900	4,900
	30,970	30,970
Less accumulated depreciation	(26,373)	(25,895)

NET PROPERTY AND EQUIPMENT	4,597	5,075

OTHER ASSETS
Prepaid expenses, long term	17,650	23,000

TOTAL ASSETS	$49,203	$58,556

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$102,400	$107,972
Accrued expenses	36,243	34,908
Accrued interest, related party	2,772	2,592
Accrued interest, other	85,624	80,353
Derivative liability	226,644	58,562
Convertible promissory notes	160,296	145,296
Loans payable	110,000	110,000
Loan payable, related party	8,000	8,000

TOTAL CURRENT LIABILITIES	731,979	547,683

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.0001 par value100,000,000 authorized preferred shares; none issued or outstanding	-	-
Common Stock, $0.0001 par value; 900,000,000 shares authorized 575,445,000 and 575,445,000 shares issued and outstanding, respectively	57,545	57,545
Additional paid in capital	222,289	215,474
Accumulated deficit	(962,610)	(762,146)

TOTAL SHAREHOLDERS' DEFICIT	(682,776)	(489,127)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$49,203	$58,556

The accompanying notes are an integral part of these financial statements.

VITAMIN BLUE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

REVENUE	$27,181	$30,251

COST OF SALES	15,543	17,035

GROSS PROFIT	11,638	13,216

OPERATING EXPENSES	35,595	30,745
DEPRECIATION EXPENSE	478	391

TOTAL OPERATING EXPENSES	36,073	31,136

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(24,435)	(17,920)

OTHER EXPENSES
Penalties	(104)	(99)
Gain/(Loss) on change in derivative liability	(153,082)	1,481
Interest expense	(22,843)	(25,470)

TOTAL OTHER EXPENSES	(176,029)	(24,088)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(200,464)	(42,008)
Provision for income taxes	-	-

NET LOSS	$(200,464)	$(42,008)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	575,445,000	526,525,000

The accompanying notes are an integral part of these financial statements.

VITAMIN BLUE, INC.
STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE PERIOD ENDED MARCH 31, 2013
(Unaudited)

					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Defitcit	Total

Balance at December 31, 2012 (Audited)	-	$ -	575,445,000	$ 57,545	$ 215,474	$ (762,146)	$ (489,127)

Contributed services	-	-	-	-	6,815	-	6,815

Net Loss for the three months ended March 31, 2013	-	-	-	-	-	(200,464)	(200,464)

Balance at March 31, 2013	-	$ -	575,445,000	$ 57,545	$ 222,289	$ (962,610)	$ (682,776)

The accompanying notes are an integral part of these financial statements.

VITAMIN BLUE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(200,464)	$(42,008)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	478	391
Bad debt expense	(203)	(1)
Contributed services	6,815	6,943
Common stock issued for services	-	-
Amortization of debt discounts recognized as interest expense	15,000	19,906
(Gain)/loss on change in derivative liability	153,082	(1,481)
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	1,414	(3,399)
Prepaid expenses	5,350	-
Inventory	(372)	1,762
Increase (Decrease) in:
Accounts payable	(5,571)	(6,483)
Accrued expenses	6,785	6,075

NET CASH USED IN OPERATING ACTIVITIES	(17,686)	(18,295)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party loans payable	-	(2,000)
Proceeds from convertible promissory notes	15,000	20,000

NET CASH PROVIDED IN FINANCING ACTIVITIES	15,000	18,000

NET INCREASE/(DECREASE) IN CASH	(2,686)	(295)

CASH, BEGINNING OF PERIOD	3,940	1,416
		-
CASH, END OF PERIOD	$1,254	$1,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes for the year ended December 31, 2012.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholder through the three months ended March 31, 2013. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Accounts Receivable
The Company extends credit to its customers, who are located primarily in California.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balances of the allowance account at March 31, 2013 and 2012 is $1,549 and $3,430, respectively.

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2013 and 2012, the balances reported for cash, inventory, prepaid expenses, accounts payable, accrued expenses, loans payable and convertible promissory notes payable approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Derivative Liability	$226,644	$-	$-	$226,644

Total liabilities measured at fair value	$226,644	$-	$-	$226,644

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2013, and no new pronouncements were adopted during the period.

3.	CAPITAL STOCK

As of March 31, 2013, the Company has 900,000,000 shares of common stock authorized at par value of $0.0001 and 100,000,000 shares of preferred stock authorized at par value of $0.0001.

4.	LOANS PAYABLE

The Company received $0 in new loan proceeds for the three months ended March 31, 2013. As of March 31, 2013, the principal balance of the Company’s outstanding loans payable were $110,000, which bears interest at the rate of 8% per annum, and are due upon demand. The balance due for the three months ended March 31, 2013 including all accrued and unpaid interest was $173,467. The loans do not contain any type of conversion feature. The Company intends to retire these loans at a future date through the issuance of shares of common stock at a rate to be agreed upon by both the lenders and the Company at the time the retirement is to be completed. There was no interest paid during the three months ended March 31, 2013.

5.	RELATED PARTY

During the three months ended March 31, 2013, the Company had loans outstanding from Veronica Ornelas, Vice President and Secretary of the Company, totaling $8,000. The Company has imputed interest on these loans at the rate of 9% per annum.  As of March 31, 2013, the balance of accrued interest payable to this related party was $2,772.

Frank Ornelas, the Company’s Chief Executive Officer, receives an annual salary of $50,000. During the three months ended March 31, 2013 and 2012, the Company paid for various personal expenses on behalf of the CEO totaling $5,685 and $5,557, respectively, which have been recognized as payments against his annual salary. The unpaid portions of the CEO’s salary of $6,815 and $6,943, respectively, for the three months ended March 31, 2013 and 2012, have been reflected as contributed capital in accordance with SAB Topic 5T.  The CEO has agreed to waive the unpaid portions of his salary and no shares have been or will be issued to the CEO in exchange for this unpaid salary.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

6. CONVERTIBLE PROMISSORY NOTES

As of March 31, 2013, the Company received loans in the form of convertible debentures from investors in varying amounts for a total of $195,000. The loans bear interest at 8% per annum on the unpaid balance until paid or until default. The convertible promissory note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

The Holders of the debentures have the right to convert at any time amounts outstanding under the debentures into shares of common stock at a conversion price per share equal to sixty (60%) of the average bid and ask price of the common stock for the previous five (5) trading days or if the common stock has not traded in the last thirty (30) business days, then sixty percent (60%) of the price that the Maker’s common stock was last issued to a non-affiliated investor. The holders may elect payment of the principal of this note, before any repayment of interest. Through March 31, 2013, the holders of these notes have converted a total of $34,704 in outstanding principal into shares of the Company’s common stock. The total outstanding principal balance of convertible promissory notes at March 31, 2013 was $160,296.

ASC Topic 815 provides applicable guidance to the convertible promissory notes issued by the Company in instances where the number into which a note can be converted is not fixed.  For example, when a note converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible promissory notes be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible promissory notes,  which resulted in the recognition of $15,000 in interest expense for the three months ended March 31, 2013, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, the remaining derivative liability will be charged to additional paid-in capital.  For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation date	$0.0060
Conversion price for the loans	$0.0048
Years to Maturity	1
Risk free rate	0.14% - 0.15%
Expected volatility	516.82% - 686.93%

The value of the derivative liability at March 31, 2013 was $226,644.

7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the financial statements according to the requirements of ASC TOPIC 855 and has reported the following:

On April 23, 2013, the Company issued 52,960,000 shares of common stock in the conversion of $5,296 promissory notes at a price of $0.0001 per share.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Overview

Vitamin Blue, Inc. designs, manufactures, and distributes water boardsports wear and water boardsports accessories.  Our focus is on building and maintaining a strong foundation at the core water boardsport market level by distributing product to surfboard and standup paddleboard manufacturers and surf and standup paddle shops, which in turn sell to retail customers.  Our goal is to expand product offerings and increase brand penetration into the mainstream. We plan to extend our product distribution into specialty stores and department stores.  In order to maintain brand awareness Vitamin Blue, Inc. will continue to support the core of the water boardsports  industry through sponsorship of athletes, competitions and other grassroots activities.

We manufacture in-house most of our water boardsports accessories and nearly all of our boardsports wear.  We outsource only the manufacturing of some board bags and the sewing of board shorts (trunks).  We do not have any ongoing contracts for the outsourcing of goods.

Vitamin Blue has launched product lines annually beginning in the summer of 2000.  We have concentrated sales and marketing efforts along the entire coastline of California, into northern Baja California (Mexico), Hawaii and the Eastern coastline.  Distribution is centered on surfboard and standup paddleboard manufacturers and surf and standup paddle shops, which we believe are the core of the boardsports market.

Results of Operations:  Comparison of Three Months Ended March 31, 2013 and 2012

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the three months ended March 31, 2013 and 2012. Percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended March 31,
	2013	2012

Revenue	100%	100%
Cost of sales	57%	56%
Gross profit	43%	44%
Total operating expenses	133%	103%
Loss from operations before other expenses	(90%)	(59%)
Total other expenses	(648%)	(80%)
Net Loss	(738%)	( 139%)

First quarter of 2013 vs. first quarter of 2012

Total revenues for the three months ended March 31, 2013  (“first quarter”) were $27,181 a 10% decrease ($3,070) from revenues of $30,251 for the first quarter March 31, 2012.  The decrease is attributed to lower product demand.  Cost of sales for the first quarter of 2013 were $15,543, a 9% decrease ($1,492) compared to $17,035 for the first quarter of 2012, primarily attributed to the decrease in revenues for the period.  As a percentage of revenues, cost of sales were 57% for the first quarter of 2013 compared to 56% for the first quarter of 2012.

Gross profit decreased 12% ($1,578) to $11638 for the first quarter of 2013 compared to $13,216 for first quarter of 2012.  The decrease is attributed to the decrease in revenues.  Gross profit for the first quarter of 2013 represented 43% of revenues compared to 44% for 2012 period.

Total operating expenses for the first quarter of 2013 were $36,073, a 16% increase ($4,937) compared to $31,136 for 2012 first quarter.  As a percentage of revenues, total operating expenses increased from 103% in 2012 to 133% for the first quarter of 2013.  The increase in operating expenses is primarily attributed to increased in-house manufacturing of products. Interest expense for the first quarter of 2013 totaled $22,843 a 10% decrease ($2,627) when compared to interest expense of  $25,470 for the first quarter of 2012.  The decrease in interest expense was due to the conversion of certain outstanding notes to common stock. We also recorded a $153,082 loss on change in derivative liability for the first quarter of 2013, compared to a gain of $1,481 for the first quarter of 2012. The 2013 amount represents the periodic adjustment in the company’s derivative liability related to its outstanding convertible promissory notes according to stock price fluctuations.

Our net loss for the first quarter of 2013 was $200,464 compared to a net loss of $42,008 for the first quarter of 2012. The increased net loss is primarily attributed to the $153,082 loss due to derivative liability valuation during the quarter and our increased loss from operations.

Liquidity and Capital Resources

At March 31, 2013, current assets decreased to $26,956 from $30,481 at December 31, 2012.  This decrease is primarily attributed to the decrease in cash from $3,940 at December 31, 2012 to $1,254 at March 31, 2013.  Accounts receivables also decreased from $10,614 at December 31, 2012 to $9,403 at March 31, 2013 due to lower sales during the first quarter.

Working capital at March 31, 2013 was a negative $705,023,858 compared to a negative $517,202 at December 31, 2012. This result is primarily attributed to the increase in derivative liabilities to $226,644 from $58,562 at December 31, 2012, due to the issuance of additional convertible notes, and periodic re-valuation of previously existing derivative liabilites. Also contributing to the decrease in working capital were the increase in accrued expenses from $34,908 at December 31, 2012 to $36,243 at March 31, 2013 and the increase in accrued interest from $80,353 at December 31, 2012 to $85,624 at March 31, 2013. Outstanding convertible promissory notes remained constant during the period at $110,000.

Net cash used in operating activities for the three months ended March 31, 2013 was $17,868 compared to $18,295 for the 2012 period, which decrease in cash used primarily reflects the increased net loss for the 2013 period, partially offset by the loss on change in derivative liability.  We also realized $15,000 for amortization of debt discounts during the first quarter of 2013 compared to $19,906 for the 2012 period.

At March 31, 2013, we had total assets of $49,203 and a shareholders’ deficit of $682,776, compared to total assets of $58,556 and a shareholders’ deficit of $489,127 at December 31, 2012. We expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through investor and related party loans and through collection of our accounts receivable, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

There was no significant impact on the company’s operations as a result of inflation for the three months ended March 31, 2013.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2013. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2013, the Vitamin Blue Board of Directors authorized the issuance of an aggregate of 52,960,000 shares of authorized, but previously unissued common stock.  The securities were issued on April 26, 2013 to three persons pursuant to the conversion of certain outstanding convertible promissory notes in the aggregate amount of $5,296, or $0.0001 per share.  The notes represent company debts from September 24, 2010.

The shares of the above referenced common stock were issued in private, isolated transactions to three persons familiar with and having knowledge of the company’s business.  In issuing the shares, the company relied on the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act.

Item 3.       Defaults Upon Senior Securities

This Item is not applicable.

Item 4.        Mine Safety Disclosures

This Item is not applicable.

Item 5.       Other Information

This Item is not applicable.

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

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAMIN BLUE, INC.

Date: May 20, 2013	By: /S/ Frank D. Ornelas
Frank D. Ornelas
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Accounting Officer)