Form 10-Q
period 2013-06-30
VITAMIN BLUE, INC.
filed 2013-08-14
CIK 1483623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number  000-54247

VITAMIN BLUE, INC.
(Exact name of registrant as specified in its charter)\

Delaware	33-0858127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1005 West 18th Street, Costa Mesa, California 92627
(Address of principal executive offices)

(949) 645-4592
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [  ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 14, 2013

Common Stock, $0.0001 par value	683,405,000

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of Vitamin Blue, Inc. at June 30, 2013, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three and six months ended June 30, 2013 and 2012, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s December 31, 2012 audited financial statements.  Operating results for the period ended June 30, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

VITAMIN BLUE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,504	$3,940
Accounts receivable, net	9,784	10,614
Inventory	10,236	10,527
Prepaid expenses, current	5,400	5,400

TOTAL CURRENT ASSETS	27,924	30,481

PROPERTY & EQUIPMENT, at cost
Vehicles	21,811	21,811
Machinery & equipment	2,420	2,420
Office equipment	1,839	1,839
Website development	4,900	4,900
	30,970	30,970
Less accumulated depreciation	(26,851)	(25,895)

NET PROPERTY AND EQUIPMENT	4,119	5,075

OTHER ASSETS
Prepaid expenses, long term	12,300	23,000

TOTAL ASSETS	$44,343	$58,556

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$107,726	$107,972
Accrued expenses	37,628	34,908
Accrued interest, related party	2,952	2,592
Accrued interest, other	68,945	80,353
Derivative liability	487,904	58,562
Convertible promissory notes, net of debt discount of $12,167 and $0, respectively	185,587	145,296
Loans payable	110,000	110,000
Loan payable, related party	8,000	8,000

TOTAL CURRENT LIABILITIES	1,008,742	547,683

SHAREHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value 100,000,000 authorized preferred shares; none issued or outstanding	-	-
Common Stock, $0.0001 par value; 900,000,000 shares authorized 628,405,000 and 575,445,000 shares issued and outstanding, respectively	62,841	57,545
Additional paid in capital	682,038	215,474
Accumulated deficit	(1,709,278)	(762,146)

TOTAL SHAREHOLDERS' DEFICIT	(964,399)	(489,127)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$44,343	$58,556

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUE	$40,737	$30,168	$67,918	$60,419

COST OF SALES	23,644	17,321	39,186	34,356

GROSS PROFIT	17,093	12,847	28,732	26,063

OPERATING EXPENSES	52,705	42,832	88,301	73,577
DEPRECIATION EXPENSE	478	385	956	776

TOTAL OPERATING EXPENSES	53,183	43,217	89,257	74,353

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(36,090)	(30,370)	(60,525)	(48,290)

OTHER EXPENSES
Penalties	(108)	(112)	(212)	(211)
Gain/(Loss) on change in derivative liability	(241,261)	(4,753)	(394,342)	(3,272)
Loss on settlement of debt	(270,096)	-	(270,096)	-
Interest expense	(199,114)	(28,531)	(221,957)	(54,002)

TOTAL OTHER EXPENSES	(710,579)	(33,396)	(886,607)	(57,485)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(746,669)	(63,766)	(947,132)	(105,775)
Provision for income taxes	-	-	-	-

NET LOSS	$(746,669)	$(63,766)	$(947,132)	$(105,775)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	615,019,505	526,525,000	595,341,575	526,525,000

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE PERIOD ENDED MARCH 31, 2013
(Unaudited)
					Additional
	Preferred Stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Defitcit	Total
Balance at December 31, 2012 (Audited)	-	$-	575,445,000	$57,545	$215,474	$(762,146)	$(489,127)

Issuance of shares for conversion of debt at a price per share of $0.0001	-	-	52,960,000	5,296	270,096	-	275,392

Contributed services	-	-	-	-	13,418	-	13,418

Beneficial conversion feature	-	-	-	-	183,050	-	183,050

Net Loss for the six months ended June 30, 2013	-	-	-	-	-	(947,132)	(947,132)

Balance at June 30, 2013	-	$-	628,405,000	$62,841	$682,038	$(1,709,278)	$(964,399)

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(947,132)	$(105,775)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	956	776
Bad debt expense	(363)	158
Contributed services	13,418	13,315
Amortization of debt discounts recognized as interest expense	205,883	39,906
(Gain)/loss on change in derivative liability	394,342	3,272
Loss on settlement of debt	270,096	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	1,193	(6,410)
Prepaid expenses	10,700	-
Inventory	291	3,208
Increase (Decrease) in:
Accounts payable	(246)	11,613
Accrued expenses	14,426	12,554

NET CASH USED IN OPERATING ACTIVITIES	(36,436)	(27,383)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party loans payable	-	(2,000)
Proceeds from convertible promissory notes	35,000	40,000

NET CASH PROVIDED IN FINANCING ACTIVITIES	35,000	38,000

NET INCREASE/(DECREASE) IN CASH	(1,436)	10,617

CASH, BEGINNING OF PERIOD	3,940	1,416
		-
CASH, END OF PERIOD	$2,504	$12,033

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes for the year ended December 31, 2012.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholder through the six months ended June 30, 2013. Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Accounts Receivable
The Company extends credit to its customers, who are located primarily in California.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balances of the allowance account at June 30, 2013 and 2012 is $1,389 and $3,589, respectively.

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2013, the balances reported for cash, inventory, prepaid expenses, accounts payable, accrued expenses, loans payable and convertible promissory notes payable approximate the fair value because of their short maturities.

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
JUNE 30, 2013

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Derivative Liability	$487,904	$-	$-	$487,904
Convertible Promissory Notes, net of debt discount	$185,587	$-	$-	$185,587
Total liabilities measured at fair value	$673,491	$-	$-	$673,491

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2013, and no new pronouncements were adopted during the period.

3.   CAPITAL STOCK

As of June 30, 2013, the Company has 900,000,000 shares of common stock authorized at par value of $0.0001 and 100,000,000 shares of preferred stock authorized at par value of $0.0001.

During the six months ended June 30, 2013, the Company issued 52,960,000 shares of common stock in a partial conversion of the April Note at a price of $0.0001 per share, recognizing a loss on conversion of $270,096.

4.  LOANS PAYABLE

As of June 30, 2013, the principal balance of the Company’s outstanding loans payable were $110,000, which bears interest at the rate of 8% per annum, and are due upon demand. The balance due for the six months ended June 30, 2013 including all accrued and unpaid interest was $175,667. The loans do not contain any type of conversion feature. The Company intends to retire these loans at a future date through the issuance of shares of common stock at a rate to be agreed upon by both the lenders and the Company at the time the retirement is to be completed. There was no interest paid on the loans during the six months ended June 30, 2013.

5.  RELATED PARTY

During the six months ended June 30, 2013, the Company had loans outstanding from Veronica Ornelas, Vice President and Secretary of the Company, totaling $8,000. The Company has imputed interest on these loans at the rate of 9% per annum.  As of June 30, 2013, the balance of accrued interest payable to this related party was $2,952.

Frank Ornelas, the Company’s Chief Executive Officer, receives an annual salary of $50,000. During the six months ended June 30, 2013 and 2012, the Company paid for various personal expenses on behalf of the CEO totaling $11,583, which has been recognized as payment against his annual salary. The unpaid portions of the CEO’s salary of $13,417 for the six months ended June 30, 2013, have been reflected as contributed capital in accordance with SAB Topic 5T.  The CEO has agreed to waive the unpaid portions of his salary and no shares have been or will be issued to the CEO in exchange for this unpaid salary.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

6. CONVERTIBLE PROMISSORY NOTES

On April 17, 2013, the Company exchanged the previous promissory notes dated from September 2010 through February 2013 (interest rate of 8% with a conversion price per share equal to sixty (60%) of the average bid and ask price of the common stock for the previous five (5) trading days or if the common stock has not traded in the last thirty (30) business days, then sixty percent (60%) of the price that the Company’s common stock was last issued to a non-affiliated investor). The holders may elect payment of the principal of this note, before any repayment of interest. The note was combined into one convertible promissory note for an aggregate principal amount of $160,296, plus the accrued interest of $22,754. The total aggregate balance of the new note is $183,050.  The Company used the accounting pronouncement ASC 470 to account for the note modification and exchange. The Company determined that there was not a 10% difference between the present value of the new note compared to the original notes, and no embedded conversion option was added, eliminated or changed in the modification or exchange.  There was no gain or lost to recognize on the exchange of the original notes, since the reacquisition amount of the note was the same as the repayment, and the debt did not qualify as an extinguishment. The derivative liability of $286,209, associated with the original note was reclassified to the income statement as a gain on change in derivative liability. The April Note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity. The April Note has a fixed price of $0.0001 per share, with an interest rate of 8% per annum on the unpaid balance until paid or until default. However, the investor shall not have the right and the Company shall not have the obligation, to convert all or any portion of the Convertible Promissory Note if and to the extent that the issuance to the investor of shares of the Company’s Common Stock upon such conversion would result in the investor being deemed the beneficial owner of the more than 4.99% of the then outstanding shares of Common Stock within  the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. On April 23, 2013, the holder converted $5,296 of the note leaving a remaining balance at June 30, 2013 of $177,754.

The Company determined that the embedded conversion option is not bifurcated and accounted for as a derivative, primarily because the embedded conversion option, if freestanding, would not qualify as a derivative, due to the fact, that at conversion settlement, the Company would not be delivering an asset that is readily convertible into cash (eg. Freely tradable securities that could be sold rapidly without significantly affecting share price). In order to assess whether or not the portion of the note that is convertible into common stock represents a beneficial conversion feature, the Company calculated the effective conversion price compared it to the market price of the Company’s common stock on the commitment date, and calculated the value of the beneficial conversion feature. Pursuant to ASC 470-20-30-8, the value of the beneficial conversion feature is limited to the amount of the proceeds allocated to the embedded conversion option, with the result that is equal to $183,050, the total proceeds of the note. The beneficial conversion feature was debited to debt discount and credited to additional-paid-in capital. For the six months ended June 30, 2013, the Company recorded $183,050 of debt discount, which was recognized in interest expense in the statement of operations.

On April 2, 2013, and May 9, 2013, the Company received two (2) convertible promissory notes each in the amount of $10,000 for an aggregate sum of $20,000. The Notes bear interest at 8% per annum on the unpaid balance until paid or until default. The convertible promissory note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity. If the Notes are not repaid before 180 days from the date of each note, the Holder has the right to convert the full amount due into shares of common stock of the Company at a conversion price per share equal to the lesser of $0.0002 or sixty (60%) of the average bid and ask price of the common stock for the previous three (3) trading days. The holder may elect payment of the principal of this note, before any repayment of interest. The fair value of the notes has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 201.09%  to 516.82%, risk-free interest rate ranging from .08% to .11%, and an expected life of 180 days. The Company recorded debt discount of $20,000 related to the conversion feature of the notes, along with derivative liabilities at inception. During the six months ended June 30, 2013, the debt discount of $20,000 was amortized, and recorded as interest expense in the amount of $7,833. The remaining debt discount as of June 30, 2013 was $12,167

ASC Topic 815 provides applicable guidance to the convertible promissory notes issued by the Company ininstances where the number into which a note can be converted is not fixed.  For example, when a note converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible promissory notes be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, the remaining derivative liability will be charged to additional paid-in capital.

The value of the change in derivative liability at June 30, 2013 was $394,342.

VITAMIN BLUE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

7.     SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the financial statements according to the requirements of ASC TOPIC 855 and has reported the following:

On July 11, 2013, the Company issued 55,000,000 shares of common stock in the partial conversion of the April Note in the amount of $5,500 at a price of $0.0001 per share.

On July 12, 2013, the Company entered into a convertible promissory note in the amount of $10,000, with an interest rate of 8% per annum. The Note can be converted into common stock of the Company, if the Note is not repaid before 180 days. The conversion price is the lesser of $0.0002 or 60% of the average three (3) trading days prior.

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

Results of Operations:  Comparison of Three and Six Months Ended June 30, 2013 and 2012

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the three months ended June 30, 2013 and 2012. Percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	100%	100%	100%	100%
Cost of sales	58%	57%	58%	57%
Gross profit	42%	43%	42%	43%
Total operating expenses	132%	143%	131%	123%
Loss form operations before other expenses	( 90%)	( 100%)	( 89%)	( 80%)
Total other expenses	(1744%)	( 111%)	(1305%)	(95%)
Net Loss	(1833%)	( 211%)	(1395%)	(175%)

Three months ended June 30, 2013 vs. three months ended June 30,  2012

Total revenues for the three months ended June 30, 2013  (“second quarter”) were $40,737 a 35% increase ($10,569) from revenues of $30,168 for the second quarter June 30, 2012.  The increase is primarily attributed to increased Internet sales of our products. Cost of sales for the second quarter of 2013 was $23,644, a 37% increase ($6,323) compared to $17,321 for the second quarter of 2012, primarily attributed to the increase in revenues for the period.  As a percentage of revenues, cost of sales were 58% for the second quarter of 2013 compared to 57% for the second quarter of 2012.

Gross profit increased 33% ($4,246) to $17,093 for the second quarter of 2013 compared to $12,847 for second quarter of 2012.  The increase in gross profits is due to increase sales.  Gross profit for the second quarter of 2013 represented 42% of revenues compared to 43% for 2012 period.

Total operating expenses for the second quarter of 2013 were $53,183, a 23% increase ($9,873) compared to $42,832 for 2012 second quarter.  As a percentage of revenues, total operating expenses decreased from 143% in 2012 to 132% for the second quarter of 2013.  The decrease in operating expenses is primarily attributed to the sale of higher margin products.

Interest expense for the second quarter of 2013 totaled $199,114 a 598% increase ($170,583) when compared to interest expense of $28,531 for the second quarter of 2012.  The increase in interest expense was due to the conversion of certain outstanding convertible notes to common stock. We also recorded a $241,261 loss on change in derivative liability for the second quarter of 2013, compared to a loss of $4,753 for the second quarter of 2012. The 2013 amount represents the periodic adjustment in the company’s derivative liability related to its outstanding convertible promissory notes according to stock price fluctuations. We also recorded a $270,096 loss on the settlement of debt during the second quarter of 2013 reflecting the issuance of shares upon conversion of the notes.

Our net loss for the second quarter of 2013 was $746,669 compared to a net loss of $63,766 for the second quarter of 2012. The increased net loss is primarily attributed to the loss due to derivative liability valuation during the quarter and the loss on the settlement of debt.

Six months ended June 30, 2013 vs. six months ended June 30, 2012

Total revenues for the six months ended June 30, 2013  (“first half”) were $67,918 a 12% increase ($7,499) from revenues of $60,419 for the first half of June 30, 2012.  The increase is attributed to increased Internet sales. Cost of sales for the first half of 2013 was $39,186, a 14% increase ($4,830) compared to $34,356 for the first half of 2012, primarily attributed to the increase in revenues for the period.  As a percentage of revenues, cost of sales were 58% for the first of 2013 compared to 57% for the comparable 2012 period.

Gross profit increased 10% ($2,669) to $28,732 for the first half of 2013 compared to $26,063 for first half of 2012, attributed to the increased revenues.  Gross profit for the first half of 2013 represented 42% of revenues compared to 43% for the comparable 2012 period.

Total operating expenses for the first half of 2013 were $89,257, a 20% increase ($14,904) compared to $74,353 for first half of 2012.  As a percentage of revenues, total operating expenses increased from 123% in 2012 to 131% in 2013.  The increase in operating expenses is primarily attributed to our increased Internet activity.

Interest expense for the first half of 2013 totaled $221,957 a 311% increase ($167,955) when compared to interest expense of $54,002 for the first half of 2012.  The increase in interest expense was due to the conversion of convertible notes to common stock. We also recorded a $394,342 loss on change in derivative liability for the first half of 2013, compared to a loss of $3,272 for the first half of 2012. The loss represents the periodic adjustment in the company’s derivative liability related to its outstanding convertible promissory notes according to stock price fluctuations. We also recorded a $270,096 loss on the settlement of debt during the first half of 2013.

Our net loss for the first half of 2013 was $947,132 compared to a net loss of $105,775 for the first half of 2012. The increased net loss is also attributed to the loss due to derivative liability valuation during the quarter and the loss on the settlement of debt.

Liquidity and Capital Resources

At June 30, 2013, current assets decreased to $27,924 from $30,481 at December 31, 2012.  This decrease is primarily attributed to the decrease in cash from $3,940 at December 31, 2012 to $2,504 at June 30, 2013.  Accounts receivables also decreased from $10,614 at December 31, 2012 to $9,784 at June 30, 2013 due to more timely accounts receivable.

Working capital at June 30, 2013 was a negative $980,818 compared to a negative $517,202 at December 31, 2012. This result is primarily attributed to the increase in derivative liabilities to $487,904 from $58,562 at December 31, 2012, due to the issuance of additional convertible notes. Also contributing to the decrease in working capital was the increase in convertible promissory notes from $145,296 at December 31, 2012 to $185,587 at June 30, 2013 due to additional borrowing evidenced by the notes.

Net cash used in operating activities for the six months ended June 30, 2013 was $36,436 compared to $27,383 for the comparable 2012 period.  The results are primarily due to the increased net loss for the first half of 2013, partially offset by the loss on change in derivative liability, the amortization of debt discounts and the loss on settlement of debt during the period.

At June 30, 2013, we had total assets of $44,343 and a shareholders’ deficit of $964,399, compared to total assets of $58,556 and a shareholders’ deficit of $489,127 at December 31, 2012. We expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through investor and related party loans and through collection of our accounts receivable, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

In order to secure additional operating funds, we entered into three new convertible promissory notes with James M. Yeung. The notes are for $10,000 each and dated April 2, 2013, May 9, 2013 and July 12, 2013. Each note is for a term of 180 days, bears interest at 8% per annum and is convertible into shares of our common stock at the lower of $0.0002 per share or 60% of the average closing price of the shares for the three trading days preceding conversion. Additionally, on April 17, 2013 we entered into an amended and restated convertible promissory note with Mr. Yeung that replaces and extinguishes previously executed notes totaling $145,000 dated from September 24, 2010 through February 5, 2013. The amended note bears interest at 8% per annum and is convertible into shares of our common stock at $0.0001 per share.

There was no significant impact on the company’s operations as a result of inflation for the six months ended June 30, 2013.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2013. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2013, the Vitamin Blue Board of Directors authorized the issuance of an aggregate of 52,960,000 shares of authorized, but previously unissued common stock.  The securities were issued on April 26, 2013 to three persons, James Yeung (12,969,000 shares), Khiem Nguyen (20,000,000 shares) and JRC 1 LLC (20,000,000 shares), pursuant to the conversion of certain outstanding convertible promissory notes in the aggregate amount of $5,296, or $0.0001 per share.  The notes represent company debts from September 24, 2010.

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

VITAMIN BLUE, INC.

Date: August 14, 2013	By: /S/ Frank D. Ornelas
Frank D. Ornelas
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Accounting Officer)