Form 10-Q
period 2013-09-30
VITAMIN BLUE, INC.
filed 2013-11-12
CIK 1483623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2013

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to ________

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 12, 2013
Common Stock, $0.0001 par value	783,405,000

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of Vitamin Blue, Inc. at September 30, 2013, related unaudited statements of operations, statements of stockholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2013 and 2012, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s December 31, 2012 audited financial statements.  Operating results for the period ended September 30, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

VITAMIN BLUE, INC.
Condensed Balance Sheets

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$2,522	$3,940
Accounts receivable, net	14,118	10,614
Inventory	11,214	10,527
Prepaid expenses, current	5,400	5,400
Total current assets	33,254	30,481

PROPERTY AND EQUIPMENT, NET	3,641	5,075

OTHER ASSETS – Prepaid expenses, long-term	6,950	23,000

Total assets	$43,845	$58,556

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$98,272	$107,972
Accrued expenses	39,246	34,908
Accrued interest, related party	3,132	2,592
Accrued interest, other	75,199	80,353
Derivative liability	410,812	58,562
Convertible notes payable, net of discount of $17,389 and $0, respectively	189,365	145,296
Loans payable	110,000	110,000
Loans payable, related party	8,000	8,000

Total current liabilities	934,026	547,683

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 900,000,000 shares authorized, 738,405,000 and 575,445,000 shares issued and outstanding	73,841	57,545
Additional paid-in capital	1,154,758	215,474
Accumulated deficit	(2,118,780)	(762,146)

Total stockholders’ deficit	(890,181)	(489,127)

Total liabilities and stockholders’ deficit	$43,845	$58,556

See notes to condensed financial statements

VITAMIN BLUE, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

SALES	$47,898	$38,835	$115,816	$99,254

COST OF SALES	29,816	22,820	69,002	57,176

GROSS PROFIT	18,082	16,015	46,814	42,078

OPERATING EXPENSES:
Selling, general and administrative	36,409	51,009	124,710	125,636
Depreciation	478	385	1,434	1,161

Total operating expenses	36,887	51,394	126,144	126,797

LOSS FROM OPERATIONS	(18,805)	(35,379)	(79,330)	(84,719)

OTHER INCOME (EXPENSE):
Penalties	(133)	(111)	(345)	(322)
Gain (loss) on change in derivative liability	97,092	(24,902)	(297,250)	(28,174)
Loss on settlement of debt	(467,500)	-	(737,596)	-
Interest expense	(20,156)	(16,475)	(242,113)	(69,427)

Total other income (expense)	(390,697)	(41,488)	(1,277,304)	(97,923)

LOSS BEFORE INCOME TAXES	(409,502)	(76,867)	(1,356,634)	(182,642)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(409,502)	$(76,867)	$(1,356,634)	$(182,642)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	685,796,304	533,729,348	625,824,488	528,943,978
See notes to condensed financial statements

VITAMIN BLUE, INC.
Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,356,634)	$(182,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,434	1,161
Bad debt expense	(268)	158
Contributed services	18,638	19,736
Common stock issued for services	-	40,000
Amortization of debt discount to interest expense	220,661	49,906
Loss on change in derivative liability	297,250	28,174
Loss on settlement of debt	737,596	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,236)	(6,666)
Inventory	(687)	2,128
Prepaid expenses	16,050	(33,750)
Increase (decrease) in:
Accounts payable	(9,700)	13,431
Accrued expenses	22,478	19,295

NET CASH USED IN OPERATING ACTIVITIES	(56,418)	(49,069)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	55,000	50,000
Payments on related party loans payable	-	(2,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	55,000	48,000

NET DECREASE IN CASH	(1,418)	(1,069)
CASH, BEGINNING OF THE PERIOD	3,940	1,416

CASH, END OF THE PERIOD	$2,522	$347

See notes to condensed financial statements

VITAMIN BLUE, INC.
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Vitamin Blue, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2012.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders through the nine months ended September 30, 2013.  Management believes this funding will continue, and has also obtained funding from new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounts Receivable
The Company extends credit to its customers, who are located primarily in California.  Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received to determine if any such amounts will potentially be uncollected.  The Company includes any balances that are determined to be uncollectible in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off.  The balances of the allowance account at September 30, 2013 and December 31, 2012 was $1,389 and $1,752, respectively.

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  As of September 30, 2013 and December 31, 2012, the balances reported for cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, and loans payable approximate the fair value because of their short maturities.

We have adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) for financial instruments measured as fair value on a recurring basis.  ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

·	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

·
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

·
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2013 and December 31, 2012:

	Total	Level 1	Level 2	Level 3
September 30, 2013:
Derivative liability	$410,812	$-	$-	$410,812
Convertible notes payable, net of discount	189,365	-	-	189,365

Total liabilities measured at fair value	$600,177	$-	$-	$600,177

December 31, 2012:
Derivative liability	$58,562	$-	$-	$58,562
Convertible notes payable, net of discount	145,296	-	-	145,296

Total liabilities measured at fair value	$203,858	$-	$-	$203,858

Recently Issued Accounting Pronouncements
Management reviewed new accounting pronouncements issued during the nine months ended September 30, 2013 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the financial statements of the Company.

3.  CAPITAL STOCK

As of September 30, 2013, the Company has 900,000,000 shares of common stock authorized at par value of $0.0001 and 100,000,000 shares of preferred stock authorized at par value of $0.0001.

During the nine months ended September 30, 2013, the Company issued a total of 162,960,000 shares of common stock in partial conversion of a convertible note payable for $16,296, or $0.0001 per share, recognizing a loss on conversion of $737,596.  As of September 30, 2013, the Company had insufficient shares of authorized stock to issue for all potential conversions of convertible notes payable (Note 6).  The Company has plans to increase the number of authorized shares in the near future to cover potential conversions of convertible debt and other possible transactions involving its common stock.

4.  LOANS PAYABLE

As of September 30, 2013, the principal balance of the Company’s outstanding loans payable was $110,000.  The loans payable bear interest at the rate of 8% per annum, and are due upon demand.  The loans do not contain any type of conversion feature.  The Company intends to retire these loans at a future date through the issuance of shares of common stock at a rate to be agreed upon by both the lenders and the Company at the time the retirement is to be completed.  There was no interest paid on the loans during the nine months ended September 30, 2013.

5.  RELATED PARTY TRANSACTIONS

As of September 30, 2013, the Company had loans outstanding from Veronica Ornelas, Vice President and Secretary of the Company, totaling $8,000.  The Company has imputed interest on these loans at the rate of 9% per annum.  As of September 30, 2013, the balance of accrued interest payable to this related party was $3,132.

Frank Ornelas, the Company’s Chief Executive Officer, receives an annual salary of $50,000.  During the nine months ended September 30, 2013 and 2012, the Company paid for various personal expenses on behalf of the CEO totaling $18,862, which has been recognized as payment against his annual salary.  The unpaid portions of the CEO’s salary of $18,638 for the nine months ended September 30, 2013, have been reflected as contributed capital in accordance with SAB Topic 5T.  The CEO has agreed to waive the unpaid portions of his salary and no shares have been or will be issued to the CEO in exchange for this unpaid salary.

6.  CONVERTIBLE NOTES PAYABLE

On April 17, 2013, the Company combined convertible notes payable dated from September 2010 through February 2013 with an aggregate principal amount of $160,296 and accrued interest payable of 22,754 into one convertible note with a principal amount of $183,050 (the “April Note”).  The Company accounted for the note modification and exchange in accordance with ASC 470, and determined that there was not a 10% difference between the present value of the new note compared to the original notes, and no embedded conversion option was added, eliminated or changed.  There was no gain or lost to recognize on the exchange of the original notes, since the reacquisition amount of the note was the same as the repayment, and the debt did not qualify as an extinguishment.  The derivative liability of $286,209 associated with the original notes was eliminated and recorded as a gain on change in derivative liability.

The April Note may be prepaid in full or in part at any time without penalty or premium.  Partial prepayments shall be applied to installments due in reverse order of their maturity.  The April Note may be converted to shares of the Company’s common stock at a fixed price of $0.0001 per share and bears interest at a rate of 8% per annum.  However, the lender shall not have the right and the Company shall not have the obligation, to convert all or any portion of the April Note if and to the extent that the issuance to the lender of shares of the Company’s common stock upon such conversion would result in the lender being deemed the beneficial owner of the more than 4.99% of the then outstanding shares of the Company’s common stock within  the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder.  Subsequent to April 17, 2013 through September 30, 2013, the lender converted $16,296 of the April Note, leaving a remaining balance at September 30, 2013 of $166,754.

The Company determined that the embedded conversion option is not bifurcated and accounted for as a derivative, primarily because the embedded conversion option, if freestanding, would not qualify as a derivative, due to the fact, that at conversion settlement, the Company would not be delivering an asset that is readily convertible into cash (e.g. freely tradable securities that could be sold rapidly without significantly affecting share price).  In order to assess whether or not the portion of the note that is convertible into common stock represents a beneficial conversion feature, the Company calculated the effective conversion price compared it to the market price of the Company’s common stock on the commitment date, and calculated the value of the beneficial conversion feature. Pursuant to ASC 470-20-30-8, the value of the beneficial conversion feature is limited to the amount of the proceeds allocated to the embedded conversion option, with the result that is equal to $183,050, the total proceeds of the note. The beneficial conversion feature was recorded as a debit to debt discount and credited to additional-paid-in capital.  During the nine months ended September 30, 2013, the Company amortized the debt discount of $183,050 to interest expense.

On April 2, 2013, May 9, 2013, July 12, 2013, and September 27, 2013, the Company issued four convertible notes payable each in the principal amount of $10,000 and received cash proceeds totaling $40,000. These notes bear interest at 8% per annum and may be prepaid in full or in part at any time without penalty or premium.  Partial prepayments shall be applied to installments due in reverse order of their maturity. If the notes are not repaid before 180 days from the date of each note, the lender has the right to convert the full amount due into shares of common stock of the Company at a conversion price per share equal to the lesser of $0.0002 or sixty (60%) of the average bid and ask price of the Company’s common stock for the previous three (3) trading days. The lender may elect payment of the principal of the notes before any repayment of interest.  The estimated fair value of the notes has been determined by using the Black-Scholes pricing model with the following assumptions: conversion price of $0.0002 per share, no dividend yield, expected volatility ranging from 182.95% to 516.82%, risk-free interest rate ranging from .03% to .11%, and an expected life of 180 days.  The Company recorded total debt discount of $40,000 related to the conversion feature of the notes, along with derivative liabilities at inception. During the nine months ended June 30, 2013, debt discount of $22,611 was amortized to interest expense. The remaining debt discount as of September 30, 2013 was $17,389.

ASC Topic 815 provides applicable guidance to the convertible notes issued by the Company in instances where the number of shares into which a note can be converted is not fixed.  For example, when a note converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible notes payable be bifurcated from the host contract and recorded at their fair value.  In accounting for derivatives under accounting standards, the Company recorded a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the embedded derivative.  The derivative liability is adjusted periodically according to stock price fluctuations.  At the time of conversion, the remaining derivative liability will be charged to additional paid-in capital.

The Company estimated the value of the derivative liability at $410,812 as of September 30, 2013.

7.  SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2013 and 2012, we had no amounts paid for income taxes or interest.

We had the following non-cash investing and financing activities:

During the nine months ended September 30, 2013, the Company decreased accrued interest payable and increased convertible notes payable by $22,754.

During the nine months ended September 30, 2013, the Company issued 162,960,000 shares of common stock in partial conversion of convertible notes payable, increasing common stock and decreasing convertible notes payable by $16,296.

During the nine months ended September 30, 2012, the Company issued 23,300,000 shares of common stock in partial conversion of convertible notes payable, increasing common stock by $2,330, increasing additional paid-in capital by $25,630 and decreasing convertible notes payable by $27,960.

During the nine months ended September 30, 2012, the Company issued 16,525,000 shares of common stock in settlement of $33,050 in subscriptions payable.

8.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the financial statements according to the requirements of ASC TOPIC 855 and has reported the following:

On October 9, 2013, the Company issued 45,000,000 shares of its commons stock in conversion of $4,500 principal of the April Note.

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Overview

Vitamin Blue, Inc. (the “Company”) designs, manufactures, and distributes water boardsports wear and water boardsports accessories.  Our focus is on building and maintaining a strong foundation at the core water boardsport market level by distributing product to surfboard and standup paddleboard manufacturers and surf and standup paddle shops, which in turn sell to retail customers.  Our goal is to expand product offerings and increase brand penetration into the mainstream.  We plan to extend our product distribution into specialty stores and department stores.  In order to maintain brand awareness We will continue to support the core of the water boardsports  industry through sponsorship of athletes, competitions and other grassroots activities.

We manufacture in-house most of our water boardsports accessories and nearly all of our boardsports wear.  We outsource only the manufacturing of some board bags and the sewing of board shorts (trunks).  We do not have any ongoing contracts for the outsourcing of goods.

We have launched product lines annually beginning in the summer of 2000.  We have concentrated sales and marketing efforts along the entire coastline of California, into northern Baja California (Mexico), Hawaii and the Eastern coastline.  Distribution is centered on surfboard and standup paddleboard manufacturers and surf and standup paddle shops, which we believe are the core of the boardsports market.

Results of Operations:  Comparison of Three and Nine Months Ended September 30, 2013 and 2012

The following table sets forth the percentage relationship to total revenues of principal items contained in our financial statements of operations for the three and nine months ended September 30, 2013 and 2012. Percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Sales	100%	100%	100%	100%
Cost of sales	62%	59%	60%	58%
Gross profit	38%	41%	40%	42%
Total operating expenses	77%	132%	109%	127%
Loss from operations	(39%)	(91%)	(69%)	(85%)
Total other expenses	(816%)	107%)	(1,103%)	(99%)
Net Loss	(855%)	(198%)	(1,171%)	(184%)

Three months ended September 30, 2013 vs. three months ended September 30,  2012

Total sales for the three months ended September 30, 2013 (“third quarter”) were $47,898 a 23% increase ($9,063) from sales of $38,835 for the third quarter ended September 30, 2012.  The increase is primarily attributed to increased Internet sales of our products.  Cost of sales for the third quarter of 2013 was $29,816, a 31% increase ($6,996) compared to $22,820 for the third quarter of 2012, primarily attributed to the increase in sales for the period.  As a percentage of sales, cost of sales were 62% for the third quarter of 2013 compared to 59% for the third quarter of 2012.

Gross profit increased 13% ($2,067) to $18,082 for the third quarter of 2013 compared to $16,015 for the third quarter of 2012.  The increase in gross profit is due to increases sales.  Gross profit for the third quarter of 2013 represented 38% of revenues compared to 41% for third quarter of 2012.

Total operating expenses for the third quarter of 2013 were $36,409, a 29% decrease ($14,600) compared to $51,009 for the third quarter of 2012.  As a percentage of revenues, total operating expenses decreased from 132% in the third quarter of 2012 to 77% in the third quarter of 2013.  The decrease in operating expenses is primarily attributed to a decrease in outside consulting and website development expenses in the third quarter of 2013.

Interest expense for the third quarter of 2013 totaled $20,156 compared to $16,475 for the third quarter of 2012, a 22% increase ($3,681).  Interest expense increased in the current year primarily due to the increase in our indebtedness.  We also recorded a $97,092 gain on change in derivative liability for the third quarter of 2013, compared to a loss of $24,902 for the third quarter of 2012.  The 2013 amount represents the periodic adjustment in our derivative liability related to our outstanding convertible notes payable, primarily as a result of stock price fluctuations.  We also recorded a $467,500 loss on the settlement of debt during the third quarter of 2013 resulting from the issuance of shares of common stock upon conversion of the convertible notes payable.

Our net loss for the third quarter of 2013 was $409,502 compared to a net loss of $76,867 for the third quarter of 2012.  The increased net loss is primarily attributed to the loss on settlement of debt.

Nine months ended September 30, 2013 vs. nine months ended September 30, 2012

Total sales for the nine months ended September 30, 2013 (“first nine months”) were $115,816, a 17% increase ($16,562) from sales of $99,254 for the first nine months of 2012.  The increase is attributed to increased Internet sales.  Cost of sales for the first nine months of 2013 was $69,002, a 21% increase ($11,826) compared to $57,176 for the first nine months of 2012, primarily attributed to the increase in sales for the period.  As a percentage of sales, cost of sales were 60% for the first nine months of 2013 compared to 58% for the comparable 2012 period.

Gross profit increased 11% ($4,736) to $46,814 for the first nine months of 2013 compared to $42,078 for the first nine months of 2012, attributed to the increased sales.  Gross profit for the first nine months of 2013 represented 40% of revenues compared to 42% for the comparable 2012 period.

Total operating expenses for the first nine months of 2013 were $126,144, comparable to $126,797 for the first nine months of 2012.  As a percentage of revenues, total operating expenses increased from 127% in the first nine months of 2012 to 109% in the first nine months of 2013.

Interest expense for the first nine months of 2013 totaled $242,113 a 249% increase ($172,686) when compared to interest expense of $69,427 for the first nine months of 2012.  The increase in interest expense was due to the conversion of convertible notes to common stock. We also recorded a $297,250 loss on change in derivative liability for the first nine months of 2013, compared to a loss of $28,174 for the first nine months of 2012. The loss represents the periodic adjustment in our derivative liability related to our outstanding convertible notes payable resulting from stock price fluctuations. We also recorded a $737,596 loss on the settlement of debt during the first nine months of 2013 resulting from the issuance of shares of common stock upon conversion of the convertible notes payable.

Our net loss for the first nine months of 2013 was $1,356,634 compared to a net loss of $182,642 for the first nine months of 2012.  The increased net loss is attributed to our convertible notes payable and associated derivative liability, where we recorded significant interest expense, loss on settlement of debt and loss on change in derivative liability during the first nine months of 2013.

Liquidity and Capital Resources

At September 30, 2013, we had total current assets of $33,254, including cash of $2,522, compared to cash of $3,940 at December 31, 2012.  Our net accounts receivable increased to $14,118 at September 30, 2013 from $10,614 at December 31, 2012 due to our increase in sales during the first nine months of 2013.  Our inventory increased to $11,214 at September 30, 2013 from $10,527 at December 31, 2012.

We had a working capital deficit of $900,772 at September 30, 2013, compared to a working capital deficit of $517,202 at December 31, 2012. This result is primarily attributed to the increase in derivative liabilities to $410,812 at September 30, 2013 from $58,562 at December 31, 2012, due to the issuance of additional convertible notes. Also contributing to the increase in our working capital deficit was the increase in convertible notes payable from $145,296 at December 31, 2012 to $189,365 at September 30, 2013 due to additional borrowing, partially offset by conversions of the convertible notes payable to common stock of the Company.

Net cash used in operating activities for the nine months ended September 30, 2013 was $56,418 compared to $49,069 for the comparable 2012 period.  The results are primarily due to the increased net loss for the first nine months of 2013, partially offset by the loss on change in derivative liability, the amortization of debt discount to interest expense, and the loss on settlement of debt during the period.

We had no net cash provided by or used in investing activities during the nine months ended September 30, 2013 and 2012.

We had net cash provided from financing activities of $55,000 for the nine months ended September 30, 2013, comprised of proceeds from convertible notes payable.  For the nine months ended September 30, 2012, we had net cash provided from financing activities of $48,000, comprised on proceeds from convertible notes payable of $50,000, partially offset by payments on related party notes payable of $2,000.

At September 30, 2013, we had a stockholders’ deficit of $890,181, where our current liabilities exceed our total assets.  We expect to incur additional losses in the foreseeable future since our sales are not currently sufficient to cover our operating expenses.  While we have funded our operations since inception through investor and related party loans and through collection of our accounts receivable, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

In order to secure additional operating funds during the nine months ended September 30, 2013, we entered into four new convertible notes payable with James M. Yeung.  The notes are for $10,000 each and dated April 2, 2013, May 9, 2013, July 12, 2013 and September 27, 2013.  Each note is for a term of 180 days, bears interest at 8% per annum and is convertible into shares of our common stock at the lower of $0.0002 per share or 60% of the average closing price of the shares for the three trading days preceding conversion.  Additionally, on April 17, 2013 we entered into an amended and restated convertible note payable with Mr. Yeung that replaces and extinguishes previously executed notes and accrued interest totaling $183,050 dated from September 24, 2010 through February 5, 2013.  The amended note bears interest at 8% per annum and is convertible into shares of our common stock at $0.0001 per share.

There was no significant impact on our operations as a result of inflation for the nine months ended June 30, 2013.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to collectability of accounts receivable, realization of inventory, impairment of property, plant and equipment, and fair value computations related to our convertible notes payable and related derivative liability using the Black Scholes option pricing model.  We base our estimates on historical experience and on various other assumptions, such as the trading value and volatility of our common stock that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

Management reviewed new accounting pronouncements issued during the nine months ended September 30, 2013 and through the date of filing this report, and believes no pronouncements are applicable to or would have a material impact on the financial statements of the Company.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2013. Based on its evaluation, management, including the chief executive officer and chief financial officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

On October 7, 2013, the Vitamin Blue Board of Directors authorized the issuance of an aggregate of 45,000,000 shares of authorized, but previously unissued common stock.  The securities were issued on October 9, 2013 to two persons, Casprey Capital Corp. (15,000,000 shares) and JRC 1 LLC (30,000,000 shares), pursuant to the conversion of certain outstanding convertible promissory notes in the aggregate amount of $4,500.00, or $0.0001 per share.  The notes represent company debts from March 1, 2011.

The shares of the above referenced common stock were issued in private, isolated transactions to three persons familiar with and having knowledge of the company’s business.  In issuing the shares, the company relied on the exemption from registration under the Securities Act of 1933 provided by   Section 4(2) of that Act.

Item 3.              Defaults Upon Senior Securities

This Item is not applicable.

Item 4.              Mine Safety Disclosures

This Item is not applicable.

Item 5.              Other Information

This Item is not applicable.

Item 6.              Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

*      In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAMIN BLUE, INC.

Date: November 12, 2013	By: /S/ Frank D. Ornelas
Frank D. Ornelas
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Accounting Officer)